Form 10KSB40
period 1999-03-31
SHANECY INC
filed 1999-06-24
CIK 1081227

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

 Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal year ended March 31, 1999

                         Commission File Number 0-25521



                                  SHANECY, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)




          DELAWARE                                   88-0407731
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

13640 WHITE ROCK STATION ROAD
POWAY, CA                                          92064
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)



(619)699-1739
(ISSUER'S TELEPHONE NUMBER)




         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                          Common Stock - .001 Par Value
                          -----------------------------
                                (TITLE OF CLASS)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes     [X]                        No      [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

                Yes     [X]                        No      [ ]

The corporation had no revenues for the year ended March 31, 1999.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999, based on the average selling price of one share of the Common Stock of the Company, was $3,700.



                                     PART I

                                     ITEM 1
                           DESCRIPTION OF THE BUSINESS


Business Development

Shanecy, Inc. was incorporated in Delaware on May 31, 1994. The Company was organized in order to develop and market a home health care analysis and referral service. During 1995 the Company raised funds necessary to keep the Company current in its state fees and taxes by the sale of stock to investors. In January of 1999 the board of directors voted to seek additional capital and implement the Company's business plan.

There have been no bankruptcy, receivership or similar proceedings.

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.


Business of the Issuer

The Company intends to develop and market its home health care analysis and referral service for families of elderly or homebound patients that integrates such data as a patient's care needs, a rating system for care providers that offer services in their community, coverage by insurance or government agency, and financial constraints of the family. Management has extensive experience with all facets of long term health care management and information systems used by health care providers. Based upon Management's extensive knowledge and experience in information systems, the Company estimates that software programming costs will not exceed $50,000. The Company will also use additional commercially available hardware and software for information systems and Internet website service that the Company estimates will not exceed $150,000. Management intends to market its service through direct marketing to home care providers, hospitals and doctors, and to consumers through the use of its Internet website. Management has begun informal discussions with Southern California health care providers, but the Company has no market or distribution agreements with any home care providers, doctors, hospitals, or Internet sales sites. Management estimates the Company will require approximately twelve months to raise sufficient funding in order to seek out marketing agreements with home care providers and distribution agreements with hospitals and physicians.

The Company has no new product or service planned or announced to the public.

The size and financial strengths of the Company's competitors are substantially greater than those of the Company. Although Management has limited access to in-depth information regarding the operations of the Company's competitors, Management believes that the Company can effectively compete because of the unique nature of its analysis which specializes in providing assistance to the increasing market of home care patients. Management intends to target those consumers who require Home Care Aides (HCA's), homemakers or companions for daily or occasional support. Management also considers it significant that their analysis would provide families with information necessary to determine, with the assistance of their physician, the level of home care required and the services available in their community. Management is not aware of any significant barriers to the Company's entry into the home care analysis and referral market, however, the Company at this time cannot ascertain its exact market share of this market.

Software and website design and programming are available through numerous suppliers. While Management has already had several initial design meetings with suppliers, the Company currently has no contracts with suppliers and will not complete contracts with potential suppliers until such time as the Company has sufficient funding. Over the next twelve months the Company intends to achieve the following goals in order to market its services: raise capital needed to fund its business plan through the sale of securities, complete and test all custom software, purchase all furniture, fixtures, office equipment, and off-the-shelf software, and secure office space. Based upon sufficient funding from the Company's securities sales, Management will begin marketing in approximately month nine of its business plan and Internet marketing in approximately month twelve of its business plan.

The Company intends to offer its services for families of elderly or homebound patients through direct marketing to home care providers, hospitals, and doctors throughout Southern California. In addition, the Company will market to consumers in Southern California and other Western states through the Internet on its own proposed website and will not depend on any one or a few major customers. Management has extensive experience in this market and a large network of health care providers in the Western region of the United States. Based upon sufficient funding from the Company's securities sales, Management will begin direct marketing in approximately month nine of its business plan and Internet marketing in approximately month twelve of its business plan.

When the Company has sufficient funding, management will seek legal council to determine if copyright or trademark protection is required. Management at this time cannot accurately estimate what will constitute sufficient funding.

The Company does not need any governmental approval of its principal product or service. The Company's business is not subject to material regulation by federal, state, or local governmental agencies. The company currently has no employees.

Year 2000 Disclosure

Computer programs used in business applications usually have time-sensitive software that may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system data failure that might cause disruption of the user's business activities.

In assessing available software and software programming, the Company has determined that its proposed software will be Year 2000 compatible and any other purchased software will be off-the- shelf software that will be certified Year 2000 compatible for all of its computing requirements. Based upon this assessment, management believes the Year 2000 issue will not pose significant operational problems and will not materially affect future financial results.

The Company currently anticipates purchasing new off-the-shelf Year 2000 compatible software by September 30, 1999, which is prior to any anticipated impact on its operating systems. The total cost of this new software is not anticipated to be a material expense to the Company at this time. However, there can be no guarantee that these new off-the-shelf software products will be adequately modified, which could have a material adverse effect on the Company's results of operations.


                                     ITEM 2
                             DESCRIPTION OF PROPERTY

The Company's principal executive office address and telephone number are provided by a Director of the Company at no cost. Management considers the Company's current principal office space arrangement adequate for current and short-term estimated growth.


                                     ITEM 3
                                LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.


                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders, through the solicitation of proxies or otherwise.

                                     PART II

                                     ITEM 5
         MARKET FOR COMMON EQUITY AND OTHER RELATED STOCKHOLDER MATTERS

The Company, upon approval of the SEC, will file for trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information.

As of the date of this filing, there is no public market for the Company's securities. As of March 31, 1999, the Company had 37 shareholders of record. The Company has paid no cash dividends. The Company has no outstanding options. The Company has no plans to register any of its securities under the Securities Act for sale by security holders. There is no public offering of equity and there is no proposed public offering of equity.

The Company has not sold any securities during the past three years.


                                     ITEM 6
            MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The Company's current cash balance is sufficient in Management's opinion until additional capital can be raised to implement the Company's business plan. Management intends to implement a business plan for the Company that includes raising capital needed to fund its operations through the sale of securities, completing and testing of all custom software, opening an Internet web site, purchasing office furniture, equipment, and off-the-shelf software, and leasing office space. Management anticipates that the funds needed to complete these steps and pay for operating expenses to be approximately $250,000 to $350,000. In order to remain a going concern the Company must first utilize private placement funding in order to implement its business plan and maintain a positive cash flow. There are considerable risks in the implementation of the Company's business plan, including insufficient funding from private placement securities sales, greater than anticipated costs for software and insufficient revenues from sales. Without sufficient cash flow, the Company would rely on its existing cash and loans from its officers until such time as the Company could raise sufficient private placement funds to implement its plans.

There are no current plans for product research and development. There are no current plans to purchase or sell any significant amount of fixed assets. There are no current plans to increase the number of employees.

Results of Operations

There were no revenues from sales for the period ended March 31, 1999. The Company sustained a net loss of $3,578 for the twelve months ended March 31, 1999. Losses were primarily attributable to expenditures for operating expenses of the corporation.

Liquidity and Capital Resources

As of March 31, 1999, the Company had $122 cash on hand and in the bank. The primary costs and operating expenses for the twelve months ended March 31, 1999 were $2,300 in professional fees, and $880 in licenses and fees.

Currently, the Company maintains a sufficient positive cash balance for working capital. The losses through March 1999 were due to a lack of revenues and operating expenses incurred.


                                     ITEM 7
                              FINANCIAL STATEMENTS

The audited financial statements of the Company and related notes which are included in this offering have been examined by Barry L. Friedman, PC, and have been so included in reliance upon the opinion of such accountants given upon their authority as an expert in auditing and accounting.


                                     ITEM 8
       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING CONTROL
                            AND FINANCIAL DISCLOSURE

None.

                                    PART III

                                     ITEM 9
         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of the Company, all of those whose terms will expire at the 1999 shareholder meeting, or at such a time as their successors shall be elected and qualified, are as follows:

Name & Address                      Age     Position             Date First Elected
--------------                      ---     --------             ------------------
Ann Myers                           68      President,           6/14/94
1605 Mirage Court                           Secretary,
El Cajon, CA 92019                          Director

Jill Wright                         55      Director             6/14/94
13640 White Rock Station Road               Treasurer
Poway, Ca 92064

Each of the foregoing persons may be deemed a "promoter" of the Company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Neither Ms. Myers or Ms. Wright hold directorships in any other reporting company.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, of any regulatory agency enjoining him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities nor has any such person been the subject of any Order of a State authority barring or suspending for more than sixty (60) days, the right of such a person to be engaged in such activities or to be associated with such activities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending. No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Resumes

ANN MYERS, PRESIDENT, SECRETARY & DIRECTOR
1991 - Current        Independent contractor providing Management Information Services consulting for service and medical manufacturing businesses, responsibilities include all data processing, billings, review and selection of applications software.

1982 - 1991           Manager - Data Processing Services for manufacturing firms

1957 -1978            Manager - California Department of  Motor Vehicles

JILL WRIGHT, TREASURER & DIRECTOR

1996 -  Current       Independent consultant to long term health care
                      and assisted living facilities in San Diego. Current
                      California Administrator's License in Assisted Living.

1993 - 1996           Pacific Regent of La Jolla, Director of Marketing.

1990 - 1993           Mercy Rehabilitation and Care Center, Director of Social Services.

Prior Director of Recreation Therapy - clinical psychiatric setting, administered and managed handicapped and special population programs in various San Diego health care facilities.

1973 - 1978           Assistant Professor of Recreational Therapy at San Diego State University

BS and MS - Indiana University

                                     ITEM 10
                             EXECUTIVE COMPENSATION

The company's current officers receive no compensation. There are no current employment agreements between the Company and its executive officers.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.


                           SUMMARY COMPENSATION TABLE

                                                                 Other       Restricted                                   All other
Name &                                                          (annual        stock                         LTIP          compen-
principle                           Salary         Bonus         compen-        awards       Options         Payouts        sation
position             Year            ($)            ($)          sation          ($)           SARs            ($)            ($)
---------------------------------------------------------------------------------------------------------------------------------
A Myers              1996            -0-            -0            -0-            -0-            -0-            -0-            -0-
President            1997            -0-            -0            -0-            -0-            -0-            -0-            -0-
                     1998            -0-            -0            -0-             1             -0-            -0-            -0-

J Wright             1996            -0-            -0            -0-            -0-            -0-            -0-            -0-
Treasurer            1997            -0-            -0            -0-            -0-            -0-            -0-            -0-
                     1998            -0-            -0            -0-             1             -0-            -0-            -0-


The Directors and Principal Officers have worked with no remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration based upon a positive cash flow to include stock sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $10,000 at each month end. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation.



                                     ITEM 11
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                                 AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock through the most current date - March 31,1999:

Title Of       Name &                              Amount &             Percent
Class          Address                             Nature of owner      Owned
-----          -------                             ---------------      -----
Common         Ann Myers                           4,500,000 (a)        42%
               1605 Mirage Court
               El Cajon, CA 92019


Common         Jill Wright                         4,500,000 (b)        42%
               13640 White Rock Station Rd.
               Poway, Ca 92064



(a) Ms. Myers received 50,000 shares of the Company's common stock in 1994 for services, another 50,000 shares were issued to her for services in February 1998. 4,400,000 shares of the Company's common stock were issued to her per a 45 for 1 stock split on February 28, 1998.

(b) Ms. Wright received 50,000 shares of the Company's common stock in 1994 for services, another 50,000 shares were issued to her for services in February 1998. 4,400,000 shares of the Company's common stock were issued to her per a 45 for 1 stock split on February 28, 1998.


                                     ITEM 12
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ms. Myers (Director, President & Secretary) received 50,000 shares of the Company's common stock in 1994 for services, another 50,000 shares were issued to her for services in February 1998. 4,400,000 shares of the Company's common stock were issued to her per a 45 for 1 forward stock split on February 28, 1998.

Ms. Wright (Director & Treasurer) received 50,000 shares of the Company's common stock in 1994 for services, another 50,000 shares were issued to her for services in February 1998. 4,400,000 shares of the Company's common stock were issued to her per a 45 for 1 forward stock split on February 28, 1998.

                                    PART III

                                    EXHIBITS

Exhibit A      Financial Statements
               1  Audited financial statements for the years ended March 31, 1997, 1998, 1999

Exhibit 11     Statement re: computation of per share earnings          See Exhibit A
Exhibit 23     Consent of experts and counsel                           Included
Exhibit 27     Financial Data Schedule                                  Included



                                   SIGNATURES

In accordance with Section 12 of the Securities and Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Shanecy, Inc.



Date  6/22/99                               By  /s/ ANN MYERS
    ------------------------------            ----------------------------------
                                              Ann Myers, President & Director



Date  6/22/99                               By /s/ JILL WRIGHT
    ------------------------------            ----------------------------------
                                              Jill Wright, Treasurer & Director

                                   EXHIBIT A

                                  SHANECY, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                 MARCH 31, 1998
                                 MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                        PAGE #
                                                                        ------
INDEPENDENT AUDITORS REPORT                                                1


ASSETS                                                                     2


LIABILITIES AND STOCKHOLDERS' EQUITY                                       3


STATEMENT OF OPERATIONS                                                    4


STATEMENT OF STOCKHOLDERS' EQUITY                                          5


STATEMENT OF CASH FLOWS                                                    6


NOTES TO FINANCIAL STATEMENTS                                           7-11

                             BARRY L. FRIEDMAN, P.C.
                           Certified Public Accountant

                     1582 TULITA DRIVE OFFICE (702) 361-8414
                 LAS VEGAS, NEVADA 89123 FAX NO. (702) 896-0278


                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                                  May 28, 1999
Shanecy, Inc.
Poway, California

        I have audited the accompanying Balance Sheets of Shanecy, Inc. (A Development Stage Company), as of March 31, 1999, March 31, 1998, and March 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the three years ended March 31, 1999, March 31, 1998, and March 31, 1997 and the period May 31, 1994 (inception) to March 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shanecy, Inc. (A Development Stage Company), as of March 31, 1999, March 31, 1998, and March 31, 1997, and the results of its operations and cash flows for the three years ended March 31, 1999, March 31, 1998, and March 31, 1997 and the period May 31, 1994 (inception) to March 31, 1999, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BARRY L. FRIEDMAN
---------------------------
Barry L. Friedman
Certified Public Accountant

                                  SHANECY, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                                      MARCH             MARCH            MARCH
                                    31, 1999          31, 1998          31, 1997
                                     ------            ------            ------
CURRENT ASSETS:

    CASH                             $  122            $3,700            $3,700
                                     ------            ------            ------

    TOTAL CURRENT ASSETS:            $  122            $3,700            $3,700
                                     ------            ------            ------


OTHER ASSETS:                        $    0            $    0            $    0
                                     ------            ------            ------


    TOTAL OTHER ASSETS:              $    0            $    0            $    0
                                     ------            ------            ------



TOTAL ASSETS                         $  122            $3,700            $3,700
                                     ------            ------            ------



                 See accompanying notes to financial statements

                                  SHANECY, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             MARCH              MARCH              MARCH
                                            31, 1999           31, 1998           31, 1997
                                            -------            -------            -------
CURRENT LIABILITIES:                        $     0            $     0            $     0
                                            -------            -------            -------

    TOTAL CURRENT LIABILITIES:              $     0            $     0            $     0
                                            -------            -------            -------

STOCKHOLDERS' EQUITY: (Note #4)

    Common stock
    Par value $0.00001
    Authorized 20,000,000 shares
    Issued and outstanding at

    March 31, 1997 -
    137,000 shares                                                                $     1

    March 31, 1998 -
    10,665,000 shares                                          $   107

    Common stock
    Par value $0.001
    Authorized 20,000,000 shares
    Issued and outstanding at

    March 31, 1999 -
    10,665,000 shares                       $10,665

    Additional Paid-In Capital               -6,765             +3,793             +3,799

    Deficit accumulated during
    Development stage                        -3,778               -200               -100

TOTAL STOCKHOLDERS' EQUITY:                 $   122            $ 3,700            $ 3,700
                                            -------            -------            -------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY:                       $   122            $ 3,700            $ 3,700
                                            -------            -------            -------



                 See accompanying notes to financial statements

                                  SHANECY, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                   Year               Year               Year           May 31,1994
                                  Ended              Ended              Ended           (Inception)
                                 Mar. 31,           Mar. 31,           Mar. 31,         to Mar. 31,
                                  1999                1998               1997              1999
                               -----------        -----------        -----------        -----------
INCOME:
Revenue                        $         0        $         0        $         0        $         0
                               -----------        -----------        -----------        -----------


EXPENSES:

General, Selling and
Administrative:                $     3,578        $       100        $         0        $     3,778
                               -----------        -----------        -----------        -----------


        TOTAL EXPENSES:        $     3,578        $       100        $         0        $     3,778
                               -----------        -----------        -----------        -----------


NET PROFIT/LOSS (-):           $    -3,578        $      -100        $         0        $    -3,778
                               -----------        -----------        -----------        -----------



Net Profit/Loss(-)
per weighted share
(Note 1):                      $    -.0004        $       NIL        $       NIL        $    -.0004
                               -----------        -----------        -----------        -----------


Weighted average
Number of common
shares outstanding:             10,665,000         10,665,000         10,665,000         10,665,000
                               -----------        -----------        -----------        -----------



                 See accompanying notes to financial statements

                                  SHANECY, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                   Additional        Accumu-
                               Common             Stock             paid-in           lated
                               Shares            Amount             Capital          Deficit
                             ----------        ----------          --------         --------
Balance,
March 31, 1996                  137,000        $        1        $    3,799        $    -100

Net loss year ended
March 31, 1997:                                                                            0
                             ----------        ----------          --------         --------

Balance,
March 31, 1997:                 137,000        $        1        $    3,799        $    -100

February 28, 1998
Stock Issued
For Services                    100,000                +1               99

February 28, 1998
Forward Stock Split
45:1                         10,428,000              +105             -105

Net Loss Year Ended
March 31, 1998                                                                          -100
                             ----------        ----------          --------         --------

Balance,
March 31, 1998               10,665,000               107             3,793             -200

October 7, 1998
Change Par Value
From $.00001 to $.001                             +10,558           -10,558

Net Loss Year Ended
March 31, 1999                                                                        -3,578
                             ----------        ----------          --------         --------

Balance,
March 31, 1999               10,665,000        $   10,665          $ -6,765         $ -3,778
                             ----------        ----------          --------         --------



                 See accompanying notes to financial statements

                                  SHANECY, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                  Year           Year          Year       May 31,1994
                                 Ended          Ended         Ended      (Inception)
                                 Mar. 31,       Mar. 31,      Mar. 31,    to Mar. 31,
                                  1999           1998          1997         1999
                                ---------     ---------     ---------     ---------
CASH FLOWS FROM
OPERATING ACTIVITIES

    Net Loss                     $ -3,578        $ -100     $       0      $ -3,778

    Adjustment to
    Reconcile net loss
    To net cash provided
    by operating
    Activities:
    Issue Common Stock
    For Services                        0          +100             0          +200

Changes in assets and
Liabilities:                            0             0             0             0
                                ---------     ---------     ---------     ---------


NET CASH USED IN
OPERATING ACTIVITIES:            $ -3,578     $       0     $       0      $ -3,578

CASH FLOWS FROM
INVESTING ACTIVITIES:                   0             0             0             0

CASH FLOWS FROM
FINANCING ACTIVITIES:

    Issuance of Common
    Stock for Cash                      0             0             0        +3,700
                                ---------     ---------     ---------     ---------

Net Increase (decrease)          $ -3,578     $       0     $       0        $ +122

Cash,
Beginning of period:                3,700         3,700         3,700             0
                                ---------     ---------     ---------     ---------

Cash, End of Period:            $     122     $   3,700     $   3,700     $     122
                                ---------     ---------     ---------     ---------



                 See accompanying notes to financial statements

                                  SHANECY, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                      MARCH 31, 1999, MARCH 31, 1998, and MARCH 31, 1997



NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized MAY 31, 1994, under the laws of the State of Delaware as SHANECY, INC. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

               The Company records income and expenses on the accrual method.

        Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
               Actual results could differ from those estimates.

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 1999.

                                  SHANECY, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 1999, MARCH 31, 1998, and MARCH 31, 1997


                NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

               Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


        Loss Per Share

               Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 1999, the Company had no dilative common stock equivalents such as stock options.

        Year End

              The Company has selected March 31st as its fiscal year-end.

        Policy in Regards to Issuance of Common Stock in a Non-Cash Transaction

               The company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

                                  SHANECY, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 1999, MARCH 31, 1998, and MARCH 31, 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


        Year 2000 Disclosure

               Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

               The company's potential software suppliers have verified that they will provide only certified "Year 2000" compatible software for all of the company's computing requirements. Because the company's products and services are sold to the general public with no major customers, the company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended March 31, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 1999 is as follows:

              Net operation loss carry forward                     $       3,778
              Valuation allowance                                  $       3,778

              Net deferred tax asset                               $           0


        The federal net operating loss carry forward will expire in 2017 to 2019.

                                  SHANECY, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 1999, MARCH 31, 1998, and MARCH 31, 1997


NOTE 4 - STOCKHOLDERS' EQUITY


        Common Stock

        The authorized common stock of the corporation consists of 20,000,000 shares with a par value $.001 per share.

        Preferred Stock

        Shanecy, Inc. has no preferred stock.


        On June 14, 1994, the Company issued 100,000 shares of its $0.00001 par value common stock in consideration of $100.00 to its directors. Fifty-Thousand (50,000) Shares to each of the two directors.

        On July 31, 1995, the Company issued 37,000 shares of its $0.00001 par value common stock for cash of $3,700.00.

        On February 28, 1998, the Company issued 100,000 shares of its $0.00001 par value common stock for services of $100.00 to its directors. Fifty-Thousand (50,000) Shares to each of the two directors.

        On February 28, 1998, the Company approved a forward stock split on the basis of 45:1, thus increasing the common stock from 237,000 shares 10,665,000 shares.

        On October 7, 1998, the State of Delaware approved the Company's restated Articles of Incorporation, which changed the par value from $0.00001 to $0.001.

                                  SHANECY, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

               MARCH 31, 1999, MARCH 31, 1998, and MARCH 31, 1997


NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.


NOTE 6 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional share of common stock.