Form 10QSB
period 1999-06-30
SHANECY INC
filed 1999-08-13
CIK 1081227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                         For Period ended June 30, 1999
                         Commission File Number 0-25521

                                  SHANECY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                               88-0407731
             --------                               ----------
    (State of Incorporation)            (I.R.S. Employer Identification No.)

                 13640 WHITE ROCK STATION ROAD, POWAY, CA 92064
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 699-1739
                               -------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer=s classes of common stock at the latest practicable date.

As of June 30, 1999, the registrant had 10,665,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                                  SHANECY, INC.
                         ( a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED


                                     ASSETS                30-Jun        30-Jun
                                                            1999          1998
CURRENT ASSETS
     CASH                                                     91.85     3,700.00
                                                          ----------------------

TOTAL CURRENT ASSETS                                          91.85     3,700.00

FIXED ASSETS
                                                          ----------------------

NET FIXED ASSETS                                               0.00         0.00

OTHER ASSETS
     ORGANIZATION COSTS                                        0.00         0.00
     LESS AMORTIZATION                                         0.00         0.00
                                                          ----------------------

TOTAL OTHER ASSETS                                             0.00         0.00
                                                          ----------------------

TOTAL ASSETS                                                  91.85     3,700.00
                                                          ======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
                                                          ----------------------

TOTAL CURRENT LIABILITIES                                      0.00         0.00

LONG TERM LIABILITIES
                                                          ----------------------

TOTAL LONG TERM LIABILITIES                                    0.00         0.00
                                                          ----------------------

TOTAL LIABILITIES                                              0.00         0.00

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                       10,665.00       107.00
     20,000,000 shares authorized, 10,665,000 issued
     and outstanding

     ADDITIONAL PAID IN  CAPITAL                          -6,765.15     3,793.00

     BEGINNING RETAINED EARNINGS                          -3,778.00     1,200.00
     NET LOSS                                                -30.00         0.00
                                                          ----------------------

     ENDING RETAINED DEFICIT                              -3,808.00      -200.00
                                                          ----------------------

TOTAL STOCKHOLDERS' EQUITY                                    91.85     3,700.00
                                                          ----------------------

TOTAL LIAB & STOCKHOLDERS' EQUITY                             91.85     3,700.00
                                                          ======================


                        SEE NOTES TO FINANCIAL STATEMENTS

                                  SHANECY, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                           For The Three Months Ended
                                    UNAUDITED


                                                30-Jun            30-Jun
                                                 1999              1998
REVENUE
                                              ----------------------------

TOTAL REVENUE                                       0.00              0.00

DIRECT COSTS
                                              ----------------------------

TOTAL COST OF GOODS SOLD                            0.00              0.00
                                              ----------------------------

GROSS PROFIT                                        0.00              0.00

OPERATING EXPENSES

  GENERAL, SELLING & ADMINISTRATIVE                30.00              0.00
  LICENSES AND FEES                                 0.00              0.00
  ACCOUNTING & AUDIT FEES                           0.00              0.00
                                              ----------------------------

TOTAL OPERATING EXPENSES                           30.00              0.00
                                              ----------------------------

LOSS FROM OPERATIONS                              -30.00              0.00

OTHER INCOME & EXPENSE
                                              ----------------------------

TOTAL OTHER INCOME & EXPENSE                        0.00              0.00
                                              ----------------------------

LOSS BEFORE TAXES                                 -30.00              0.00
                                              ----------------------------

NET LOSS                                          -30.00              0.00
                                              ============================

NET LOSS PER SHARE                                   NIL               NIL

WEIGHTED AVERAGE NUMBER OF COMMON             10,665,000        10,665,000
SHARES OUTSTANDING



                        SEE NOTES TO FINANCIAL STATEMENTS

                                  SHANECY, INC.
                          (a Development Stage Company)
                           For the Three Months Ended
                            STATEMENTS OF CASH FLOWS


                                                        June 30     June 30
                                                          1999       1998
                                                        -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                                      -30            0

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                             0            0

   CHANGES IN ASSETS AND
   LIABILITIES                                              0            0
                                                        -------------------

NET CASH FLOWS FROM OPERATING ACTIVITIES                  -30            0


CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                                       0            0
                                                        -------------------

NET CASH FLOWS FROM INVESTING ACTIVITIES                    0            0



CASH FLOWS FROM FINANCING ACTIVITIES:

   ISSUANCE OF COMMON
   STOCK FOR CASH                                           0            0
                                                        -------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                    0            0


NET INCREASE (DECREASE) IN CASH                           -30            0

CASH AT BEGINNING OF PERIOD                               122        3,700
                                                        -------------------

CASH AT END OF PERIOD                                      92        3,700



                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1.      MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of June 30, 1999 and 1998, and the results of operations for the three months ended June 30, 1999 and 1998, and the changes in cash for the three months ended June 30, 1999 and 1998.

2.      INTERIM REPORTING

The results of operations for the three months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.

3.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Nature of Operations

The Company was incorporated in Delaware on May 31, 1994. The Company is a development stage company and has not conducted any business activities to date.


4.      Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 1999.

6.      Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

PART 1  FINANCIAL INFORMATION

Management's Plan of Operations

The Company maintains a cash balance sufficient to sustain corporate operations until such time as Management can raise the funding necessary to advance its business plan. The losses through June 1999 were due to operating expenses. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

PART II OTHER INFORMATION

ITEM 1       Not applicable.

ITEMS 2-4:   Not applicable

ITEM 5:      Information required in lieu of Form 8-K: None

ITEM 6:      Exhibits and Reports on 8-K:

                  a)    Exhibit #27.1, "Financial Data Schedule"

                  b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1999


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Shanecy, Inc.




        Dated: August 11, 1999          /s/ ANN MYERS
                                        ----------------------------------------
                                        Ann Myers
                                        President and Chief Executive Officer