Form 10QSB
period 1999-09-30
SHANECY INC
filed 1999-11-02
CIK 1081227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                       For Period ended September 30, 1999
                         Commission File Number 0-25521

                                  SHANECY, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                            88-0414076
      ------------------------         ------------------------------------
      (State of Incorporation)         (I.R.S. Employer Identification No.)

                 13640 WHITE ROCK STATION ROAD, POWAY, CA 92064
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 699-1739
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  [X]                              No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of September 30, 1999, the registrant had 4,995,000 shares of common stock, $.001 par value, issued and outstanding.

PART 1      FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS


                                  SHANECY, INC.
                         (a Development Stage Company)
                                 BALANCE SHEETS
                                    UNAUDITED


                                     ASSETS                           30-Sep         30-Sep
                                                                       1999           1998

CURRENT ASSETS

     CASH                                                                   32          3,700

                                                                    -------------------------
TOTAL CURRENT ASSETS                                                        32          3,700

FIXED ASSETS

                                                                    -------------------------
NET FIXED ASSETS                                                             0              0

OTHER ASSETS

     ORGANIZATION COSTS                                                      0              0
     LESS AMORTIZATION                                                       0              0

                                                                    -------------------------
TOTAL OTHER ASSETS                                                           0              0

                                                                    -------------------------
TOTAL ASSETS                                                                32          3,700
                                                                    =========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

                                                                    -------------------------
TOTAL CURRENT LIABILITIES                                                    0              0

LONG TERM LIABILITIES

                                                                    -------------------------
TOTAL LONG TERM LIABILITIES                                                  0              0

                                                                    -------------------------
TOTAL LIABILITIES                                                            0              0

STOCKHOLDERS' EQUITY

     COMMON STOCK - $.001 par value                                      4,995            107
     20,000,000 shares authorized, 4,995,000 issued
     and outstanding

     ADDITIONAL PAID IN  CAPITAL                                        -1,095          3,793

     BEGINNING RETAINED EARNINGS                                        -3,778           -200
     NET LOSS                                                              -90              0

                                                                    -------------------------
     ENDING RETAINED DEFICIT                                            -3,868           -200

                                                                    -------------------------
TOTAL STOCKHOLDERS' EQUITY                                                  32          3,700

                                                                    -------------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                                           32          3,700
                                                                    =========================


                        SEE NOTES TO FINANCIAL STATEMENTS

                                  SHANECY, INC.
                            STATEMENTS OF OPERATIONS
                          (a Development Stage Company)
                            For The Six Months Ended
                                    UNAUDITED


                                               30-Sep              30-Sep
                                                1999                1998

REVENUE

                                             ------------------------------
TOTAL REVENUE                                         0                   0

DIRECT COSTS

                                             ------------------------------
TOTAL COST OF GOODS SOLD                              0                   0

                                             ------------------------------
GROSS PROFIT                                          0                   0

OPERATING EXPENSES

  GENERAL, SELLING & ADMINISTRATIVE                  90                   0
  LICENSES AND FEES                                   0                   0
  ACCOUNTING & AUDIT FEES                             0                   0


                                             ------------------------------
TOTAL OPERATING EXPENSES                             90                   0

                                             ------------------------------
LOSS FROM OPERATIONS                                -90                   0

OTHER INCOME & EXPENSE

                                             ------------------------------
TOTAL OTHER INCOME & EXPENSE                          0                   0

                                             ------------------------------
LOSS BEFORE TAXES                                   -90                   0

                                             ------------------------------
NET LOSS                                            -90                   0

                                             ==============================


NET LOSS PER SHARE                                  NIL                 NIL

WEIGHTED AVERAGE NUMBER OF COMMON             4,995,000          10,665,000
SHARES OUTSTANDING


                        SEE NOTES TO FINANCIAL STATEMENTS

                                  SHANECY, INC.
                          (a Development Stage Company)
                            For the Six Months Ended
                            STATEMENTS OF CASH FLOWS


                                                        Sept 30        Sept 30
                                                         1999           1998
                                                      -------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   NET INCOME (LOSS)                                         -90              0

   ADJ TO RECONCILE NET INCOME (LOSS) TO NET
   CASH USED IN OPERATING ACTIVITIES:

   AMORTIZATION                                                0              0

   CHANGES IN ASSETS AND

   LIABILITIES                                                 0              0

                                                      -------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                     -90              0


CASH FLOWS FROM INVESTING ACTIVITIES:

   ORGANIZATION COSTS                                          0              0

                                                      -------------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES                       0              0



CASH FLOWS FROM FINANCING ACTIVITIES:

   ISSUANCE OF COMMON

   STOCK FOR CASH                                              0              0

                                                      -------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                       0              0


NET INCREASE (DECREASE) IN CASH                              -90              0

CASH AT BEGINNING OF PERIOD                                  122          3,700
                                                      -------------------------

CASH AT END OF PERIOD                                         32          3,700


                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

1.      Management's Opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of September 30, 1999 and 1998, and the results of operations for the six months ended September 30, 1999 and 1998, and the changes in cash for the six months ended September 30, 1999 and 1998.

2.      Interim Reporting

The results of operations for the six months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.

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

5.      Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 1999.

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

PART 1     FINANCIAL INFORMATION

ITEM 2     Management's Plan of Operations

The Company's current cash balance is $32, however, Management does not anticipate incurring any material costs or expenses other than those for required SEC filings during the next quarter. To date, the Company has sold $3,700 in equity securities and used approximately $2,300 for professional services, $880 for licenses and fees, and $488 for office supplies and postage. Sales of the Company's equity securities have allowed the Company to maintain a positive cash flow balance.

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

PART II     OTHER INFORMATION

ITEM 1          Not applicable.

ITEMS 2-4       Not applicable

ITEM 5          Information required in lieu of Form 8-K:  None

ITEM 6          Exhibits and Reports on 8-K:

                        a) Exhibit # 27.1, "Financial Data Schedule"

                        b) No reports on Form 8-K were filed during the fiscal
                           quarter ended September 30, 1999


                                   SIGNATURES

                                -----------------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Shanecy, Inc.

        Dated: November 1, 1999  /s/ ANN MYERS
                               -------------------------------------------------
                                 Ann Myers
                                 President and Chief Executive Officer