Form 10QSB
period 1999-12-31
SHANECY INC
filed 2000-02-14
CIK 1081227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                       For Period ended December 31, 1999
                         Commission File Number 0-25521

                                  SHANECY, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                     88-0407731
          ------------------------ ------------------------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)

               1530-625 Howe Street Vancouver, BC, Canada V6C 2T6
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (604) 682-3284
                                 --------------
              (Registrant's telephone number, including area code)

                     13640 White Rock Stn Rd. Poway CA 92064
                     ---------------------------------------
                                (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)                 Yes  [X]                            No  [ ]

(2)                 Yes  [X]                            No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of February 1, 2000, the registrant had 17,430,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format     Yes        No   X
                                                     -----     -------

Shanecy, Inc. and Subsidiaries
Form 10-QSB - December 31, 1999
Index                                                                  Page No

PART I   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         Consolidated Balance Sheet                                       4
         Consolidated Statement of Operation                              5
         Consolidated Statement of Cash Flows                             6
         Consolidated Statement of Changes in Shareholders' Equity        7
         Notes to Consolidated Financial Statements                       8

ITEM 2:  Management Discussion and Analysis of Results of Operations      13

PART II  OTHER INFORMATION                                                13

ITEM 1:  Legal Proceedings
ITEM 2:  Changes in Securities
ITEM 3:  Defaults Upon Senior Securities
ITEM 4:  Submission of Matters to a Vote of Security Holders
ITEM 5:  Exhibits and Reports on Form 8-K

SHANECY, INC.
Consolidated Balance Sheet
(expressed in U.S. dollars)
(unaudited-prepared by management)
December 31, 1999, with comparative figures for 1998

                                                                         1999             1998
---------------------------------------------------------------------------------------------------
Assets
Current assets:
                                                                                $                $
    Cash                                                                   64,893            1,370

    Prepaids                                                               75,000                -

    Due from related parties (note 7)                                      24,871                -
---------------------------------------------------------------------------------------------------

                                                                          164,764            1,370

Investment in Eikos Management, LLC (note 4 (b))                        6,556,869                -

Other assets (note 4 (a))                                                   2,000                -
---------------------------------------------------------------------------------------------------
                                                                                $                $
                                                                        6,723,633            1,370
---------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:

    Accounts payable                                                       12,016                -

Shares subscribed but unissued                                            140,000                -

Shareholders' equity:

    Common shares (note 6)                                                 16,990           10,665

    Preferred shares to be authorized and issued (note 6)               6,592,494                -

    Additional paid-in capital                                              2,235          (6,765)

    Deficit                                                              (40,102)          (2,530)
---------------------------------------------------------------------------------------------------

                                                                        6,571,617            1,370
---------------------------------------------------------------------------------------------------
                                                                                $                $
                                                                        6,723,633            1,370
---------------------------------------------------------------------------------------------------

SHANECY, INC.
Consolidated Statement of Operations
(expressed in U.S. dollars)
(unaudited-prepared by management)

Nine months ended December 31                                                1999             1998
------------------------------------------------------------------------------------------------------
Income
                                                                                  $                 $
Bank interest                                                                    33                 -

------------------------------------------------------------------------------------------------------

                                                                                 33                 -
Expenses

Accounting                                                                        -             1,000

Administration                                                                9,621                 -

Audit                                                                             -               800

Bank charges                                                                    245                30

Foreign exchange                                                                196                 -

Legal                                                                        12,079                 -

Press releases                                                                  855                 -

Statutory filings                                                               615                 -

Stock transfer agent                                                            921               500

------------------------------------------------------------------------------------------------------

                                                                             24,532             2,330
------------------------------------------------------------------------------------------------------


Net loss                                                                     24,499             2,330
------------------------------------------------------------------------------------------------------
                                                                                  $                 $
Weighted average loss per share                                              0.0022            0.0002

------------------------------------------------------------------------------------------------------

SHANECY, INC.
Consolidated Statement of Cash Flows
(expressed in U.S. dollars)
(unaudited-prepared by management)

Nine months ended December 31                                                  1999             1998
---------------------------------------------------------------------------------------------------------
Cash provided by (used in):
Operating activities:
                                                                                      $                $
Net loss                                                                       (24,499)          (2,330)

Change in non-cash operating working capital                                   (87,855)                -
---------------------------------------------------------------------------------------------------------

                                                                              (112,354)          (2,330)
---------------------------------------------------------------------------------------------------------

Investing activities:

MBDA distribution                                                                37,125                -
---------------------------------------------------------------------------------------------------------

                                                                                 37,125                -
---------------------------------------------------------------------------------------------------------

Financing activities:

Common shares subscribed but unissued                                           140,000
---------------------------------------------------------------------------------------------------------

                                                                                140,000                -
---------------------------------------------------------------------------------------------------------
Increase (decrease) in
cash                                                                             64,771          (2,330)

Cash, beginning of
period                                                                              122            3,700

---------------------------------------------------------------------------------------------------------
                                                                                      $                $
Cash, end of period                                                              64,893            1,370
---------------------------------------------------------------------------------------------------------

Supplementary cash flow information:
Issuance of common shares to various unrelated parties on
   acquisition of CASA@Home, Inc. assets                                              $                $
                                                                                  2,000                -
Common Shares issued to Thesseus International Asset
   Fund on acquisition of 49.5% of Eikos Management, LLC
                                                                                  1,500                -
Preferred Shares to be authorized and issued to Thesseus
   International Asset Fund on acquisition of 49.5% of
     Eikos Management, LLC                                                    6,592,494                -

Stock dividend                                                                    8,495                -
---------------------------------------------------------------------------------------------------------

SHANECY, INC.
Consolidated Statement of Changes in Shareholders' Equity
(expressed in U.S. dollars)
(unaudited-prepared by management)

                                                                                                          Preferred
                                                                                                         Shares to be
                                                 Common                   Additional      Accumulated     authorized
                                                 Shares      Par value  paid-in capital     deficit       and issued
------------------------------------------------------------------------------------------------------------------------
                                                                      $              $                $               $
Balance, March 31, 1998                          10,665,000         107          3,793            (200)               -


October 7, 1998
Change par value from $0.00001
to $0.001                                                 -      10,558        (10,558)              -                -
------------------------------------------------------------------------------------------------------------------------

                                                 10,665,000      10,665         (6,765)           (200)               -
Net loss for the year ended

March 31, 1999                                            -           -              -          (3,578)               -
------------------------------------------------------------------------------------------------------------------------

                                                 10,665,000      10,665         (6,765)         (3,778)               -
September 14, 1999

Cancellation of shares                           (9,000,000)     (9,000)         9,000               -                -
------------------------------------------------------------------------------------------------------------------------

                                                  1,665,000       1,665          2,235          (3,778)               -
September 16, 1999

Forward stock split 2:1                           1,665,000       1,665              -          (1,665)               -
------------------------------------------------------------------------------------------------------------------------

                                                  3,330,000       3,330          2,235          (5,443)
September 28, 1999

Forward stock split 1.5:1                         1,665,000       1,665              -          (1,665)               -
------------------------------------------------------------------------------------------------------------------------

                                                  4,995,000       4,995          2,235          (7,108)
November 11, 1999

Issued on business acquisitions                   3,500,000       3,500              -               -        6,592,494
------------------------------------------------------------------------------------------------------------------------

                                                  8,495,000       8,495          2,235          (7,108)       6,592,494
December 30, 1999

Stock dividend                                    8,495,000       8,495              -          (8,495)               -
------------------------------------------------------------------------------------------------------------------------

                                                 16,990,000      16,990          2,235         (15,603)       6,592,494
Net loss for nine months ended

December 31, 1999                                         -           -              -         (24,499)               -
------------------------------------------------------------------------------------------------------------------------
                                                          $           $              $                $               $
Balance, December 31, 1999                       16,990,000      16,990          2,235         (40,102)       6,592,494
------------------------------------------------------------------------------------------------------------------------
(See Note 6)

SHANECY, INC.
Notes to Consolidated Financial Statements
(expressed in U.S. dollars)
(unaudited - prepared by management)

Nine months ended December 31, 1999
-------------------------------------------------------------------------------

1. General :

Shanecy, Inc. ("the Company") was incorporated on May 31, 1994 under the laws of the State of Delaware. Shanecy is a Holding Company that invests in businesses that utilize the Internet to provide products, services and personal empowerment information to moderate income consumers.

2. Significant accounting policies:

a) Basis of presentation:

The Company's accounting policies are in accordance with U.S. generally accepted accounting principles (GAAP).

The various interests that the Company acquires in its Portfolio Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined by the Company's voting interest in a Portfolio Company.

     (i) Consolidation: These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Eikos Acquisition Limited ("EAL") and Casa@Home, Inc. ("CASA"), collectively the "Companies". Portfolio companies in which the Company directly or indirectly owns more that 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a Portfolio Company's results of operations are reflected within the Company's Consolidated Statement of Operations. All significant inter-company accounts and transactions are eliminated. Participation of other shareholders in the earnings or losses of a consolidated Portfolio Company will be reflected in the caption "Minority Interest" in the Company's Consolidated Statement of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Portfolio Company.

     (ii) Equity Method: Portfolio Companies whose results are not consolidated, but over whom the Company exercises significant influence, will be accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Portfolio Company depends on an evaluation of several factors including, among others, representation on the Portfolio Company's Board of Directors and ownership percentage, which is generally a 20% to 50% interest in the voting securities of the Portfolio Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Portfolio Company. Under the equity method of accounting, a Portfolio Company's accounts will not be reflected within the Company's Consolidated Statement of Operations; however, the Company's share of the earnings or losses of the Portfolio Company will be reflected in the caption "Equity income (loss)" in the Consolidated Statement of Operations.

     (iii) Cost method: Portfolio Companies not accounted for under the consolidation or equity method will be accounted for under the cost method of accounting. Under this method, the Company's share of the earnings or losses of such companies will not be included in the Consolidated Statement of Operations.

b) Measurement uncertainty:

Financial statements prepared in conformity with GAAP require management to make estimates and assumptions that can affect the reported amounts of assets and liabilities or the disclosure of contingencies as at the date of the balance sheet, or the revenues and expenses recognized in the period. Assumptions underlying asset valuations are limited by the availability of reliable data and the uncertainty of predictions concerning future events. By their nature, asset valuations include a subjective element. Accordingly, amounts actually realized or incurred may vary from recorded amounts.

c) Income taxes:

The Company and CASA are subject to taxation in the U.S. EAL is subject to taxation in the country of its domicile, the Isle of Man. The Companies had no material tax liability as at December 31, 1999.

A flat tax of 30 percent is imposed on a foreign corporation's gross income from "interest (other than original issue discount as defined in Section 1273 of U.S. tax law), dividends, rents, salaries, wages, premiums, annuities, compensation, remunerations, emoluments, and other fixed or determinable annual or periodical gains, profits, and income," but only to the extent the amount is received from sources within the United States or is effectively connected with the conduct of a trade or business by such corporation within the United States and which is received from sources outside the United States.

As of November 11, 1999, through its subsidiary EAL, the Company owns 49.5% of the equity of Eikos Management, LLC ("Eikos"), an Isle of Man limited liability company. Eikos is a party to the Mutual Business Development Agreement ("MBDA") with The Credit Store, Inc. ("TCS"), the successor to Service One International Corporation under the MBDA, which operates within the United States. The MBDA provides that Eikos is to provide certain consumer debt portfolio acquisition and financing services to TCS, outside the United States, and that Eikos is to treat income received under the MBDA as a distribution from an entity taxed as a partnership. It is possible that the U.S. Internal Revenue Service could assert that such income is income effectively connected to the U.S. In the opinion of management of the Company, the outcome of such assertion is not determinable at this time. However, the Company intends to treat any income from Eikos as exempt from U.S. taxation because it is earned in connection with the operations of Eikos outside the U.S.

d) Revenue recognition:

Payments received from Eikos under the MBDA are accounted for on the cost recovery basis whereby the full amount of the payment reduces the carrying value of the venture investment. Payments received after the carrying value has been reduced to nil will be recognized as revenue when earned.

3. Change in business direction:

Control of the Company changed hands on November 11, 1999 and a new Board of Directors was appointed. The Company, under the direction of its new Board, has initiated a business plan to act as a publicly traded holding company that intends to concentrate on businesses using the Internet to provide products and services to the moderate income consumer market. It believes that this market has been largely under-served by the majority of such companies. Accordingly, the Board has determined that investing in these companies will promote its primary objective of enhancing long-term value for the Company's shareholders.

4. Investment transactions:

On November 11, 1999, as the initial step in implementing its strategy, the Company entered into two acquisition transactions.

a) CASA:
The Company agreed with K. Washington-Galanis Investments, LLC ("WGI"), a private investment entity controlled by two Shanecy Directors, to acquire 100% of CASA for two million shares of its common stock (the "Common Stock"). The sole asset of CASA at the date of acquisition was certain intellectual capital and a business plan for an Internet-based provider of services. The Company carries this asset at the par value of its shares issued.

CASA is an Internet-based vertical portal focused on providing moderate income consumers access to the financial and non-financial benefits of the Internet. It plans to offer moderate-income consumers access to what it believes are the pricing transparency benefits of the Internet. CASA intends to use proprietary systems it has developed to analyze consumer buying patterns with the objective of delivering highly targeted and value-added services to its subscribers. It has entered into an agreement with companies affiliated with Thesseus International Asset Fund, NV ("Thesseus") that have issuing agreements with non-affiliated credit card issuers pursuant to which it will be permitted to issue a new VISA (R) credit card to each of its subscribers. The card will provide the subscriber with a payment mechanism for e-commerce transactions CASA plans to facilitate, while simultaneously providing the Company with statistically based information to better assess individual customer requirements.

Thesseus is a closed-end venture capital fund formed in December, 1997 in the Netherlands Antilles. It engages in the identification, analysis and acquisition of growth companies, concentrating its investments primarily in financial services companies with an information technology orientation.

b) EAL:
The Company agreed with Thesseus to acquire 100% of EAL in exchange for 1.5 million of its common shares and 8.5 million convertible preferred shares to be issued immediately after the Company's Articles of Incorporation are amended to authorize the Company to issue preferred stock. Such amendment will require shareholder approval. Each share of preferred stock, subject to anti-dilution provisions, will be convertible into one share of common stock. The sole asset of EAL, as described below, is a 49.5% equity interest in Eikos and it is recorded at its carrying value in EAL. Two Shanecy Directors, who are also officers, are shareholders of Thesseus.

EAL is a corporation formed in October, 1999 under the laws of the Isle of Man. The principal asset of Eikos is the MBDA dated October 8, 1996, as amended December 16, 1997 and September 1, 1998, with TCS, a Delaware corporation with offices in Sioux Falls, South Dakota. TCS is a nationwide financial services company engaged in the acquisition and recovery of non-performing consumer receivables and the origination and servicing of credit cards. It acquires portfolios of non-performing consumer receivables and originates new credit cards to those consumers who satisfy certain credit criteria and agree to pay all or a portion of the outstanding amount due on their debt.

Pursuant to the MBDA, Eikos is entitled to receive a license fee, to a maximum of $24 million in cash and/or performing credit card receivables, equal to from 3% to 5% of gross credit receivable originations (as defined in the MBDA) produced by TCS during the period ending in September, 2004. Approximately $1.7 million of this amount has been paid prior to the Company's acquisition of EAL.

Eikos is administered by Ionian Trust Company Limited, a Republic of Ireland Corporation owned by a brother of Shanecy's President. Pursuant to an administration agreement dated August 31, 1998, Ionian has the right to determine the amount and timing of any distributions that may be made to the members of Eikos.

5. Option:

As part of the EAL acquisition transaction, Thesseus immediately entered into an agreement with two Directors, who are also officers of the Company, pursuant to which the 8.5 million shares of preferred stock, and any common stock into which it may be converted, were subject to a put and call option. The aggregate price agreed for exercising this option was $6.59 million. The number of shares subject to this right, which was to terminate two years after the preferred stock is issued, was to decrease by 5% every three months, with the aggregate purchase price remaining the same. The right to call could be exercised only by the two Directors acting together and only for the entire amount of shares subject to purchase at the time of exercise. The option was exercised on December 31, 1999 for the entire 8.5 million shares, at the $6.59 million option price. Payment was made by way of a Secured Promissory Note bearing interest at 6% per annum, payable semi-annually commencing June 30, 2000. The note is due in full on June 30, 2000, with a provision to extend the term for a further six months at the option of the two directors. The price for such extension is $500,000 and accrued interest on the note must be paid in full. The note is secured by the stock.

6. Share capital and additional paid-in capital:

The Company's authorized capital consists of 20 million common shares, each with a par value of $0.001 and entitled to one vote.

On December 20, 1999 the Board of Directors of the Company declared a 100%, or one for one stock dividend on its common stock, to all shareholders of record at December 30, 1999. An additional 8,495,000 common shares were issued pursuant to this resolution.

The 8,500,000 preferred shares to be authorized and issued are 6.5% cumulative, convertible, non-redeemable preferred shares with a liquidation value of $0.7756 per share. Each share shall be convertible at the option of the holder thereof at any time, into one fully paid and nonassessable common share for each share converted, subject to adjustment for anti-dilution.

The Company has agreed to issue options to acquire an aggregate 9,500,000 shares of common stock to certain officers and directors at exercise prices of $.04 or $.045 per share. The options have a five year term and shall be exercisable upon issuance, which will occur shortly after the Company's amended articles and restated certificate of incorporation are filed.

7. Net income (loss) per share:

Net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during each perod. Diluted EPS inclued common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securitites and is adjusted, if applicable for the effect on net income (loss) of such transactions.

8. Related party balances:

Amounts due from related parties are unsecured, non-interest bearing and with no specific terms of repayment.

9. Subsequent events:

On January 18, 2000, the Company acquired, through a newly formed wholly-owned subsidiary, Shanecy Holdings, Inc. ("SHI"), a preferred interest, convertible into a 40% participating interest, in Brunswick Capital Partners, Inc. ("Brunswick") of Sioux Falls, South Dakota and a preferred interest, convertible into a 49% participating interest, in InfoBase Direct Marketing services, Inc. ("InfoBase") of Carlsbad, California. These interests were acquired from Thesseus through a merger between SHI and a subsidiary of Thesseus, in return for two million shares of Common Stock of the Company.

Brunswick is a national, specialty financial services company that uses proprietary database mining, marketing techniques, automated systems and information technology to issue credit cards to moderate income consumers and prudently manage the resulting portfolio of accounts and outstandings to ensure that they remain in a performing status. General purpose credit cards have become the primary payment mechanism for e-commerce transactions over the Internet. Brunswick's management has over a decade of experience in originating and servicing credit cards.

InfoBase is an information-based, technology driven direct marketing company that designs, develops and implements sophisticated inbound and outbound marketing programs on behalf of credit card companies that target the moderate income consumer. In support of its marketing efforts, InfoBase has developed proprietary software to facilitate sophisticated sales tracking, data mining, neural analysis and database management.

10. Uncertainty due to the Year 2000 Issue:

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of venture investees, suppliers and other third parties, will be fully resolved.

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

On November 11,1999, the two Directors of Shanecy, Inc. (the "Company"), Ann Myers and Jill Wright , resigned and appointed Jason W. Galanis and Kevin L. Washington to replace them. On November 19, 1999, four additional Directors and

Officers were appointed. As detailed in Form 8-K filed on November 29, 1999 and Forms 8-K(A) filed on December 8, 1999 and January 25, 2000, the Company changed its business direction and launched a new business plan to act as a publicly traded venture capital investment holding company that will concentrate on businesses using the Internet to provide products and services to the moderate income consumer market.

On November 11, 1999, as the initial step in implementing its strategy, the Company entered into two acquisition transactions. A full description of the companies acquired and the details of these transactions appear in Note 4 of the appended consolidated financial statements of the Company for the nine months ended December 31, 1999 and in the Forms 8-K referenced above. The carrying value of assets acquired in the transactions, in exchange for 3,500,000 common shares of the Company, was $6,558,869 and is reflected as Investment and Other Assets on the December 31, 1999 consolidated balance sheet. Just prior to the end of the quarter ended December 31, 1999, the Company received a common stock subscription for $140,000, for which shares were unissued as at December 31, 1999. A portion of the funds were used to prepay certain contracts for services in the normal course of business and the balance remains in the Company's bank account at the end of the quarter. The Company had no revenue for the three quarters ended December 31, 1998 and only nominal interest income in the three quarters ended December 31, 1999. The Company's first distribution for an MBDA payment, pursuant to its 49.5% interest in Eikos Management, LLC is reflected in the accounts at December 31, 1999. As reflected in Note 2 (e) of the financial statements, the Company accounts for such payments on a cost recovery basis and hence no revenue will be recognized until the carrying value of the asset has been reduced to nil. As the company is just beginning operations, it had no material expenses for the nine months ended December 31, 1999 or for the comparative period in 1998.

PART II OTHER INFORMATION

ITEM 1: Not applicable.

ITEM 2: Changes in Securities

On December 20, 1999 the Board of Directors of the Company declared a 100%, or one for one stock dividend on its common stock, to all shareholders of record at December 30, 1999. An additional 8,495,000 common shares were issued pursuant to this resolution.

The 8,500,000 preferred shares to be authorized and issued are 6.5% cumulative, convertible, non-redeemable preferred shares with a liquidation value of $0.7756 per share. Each share shall be convertible at the option of the holder thereof at any time, into one fully paid and nonassessable common share for each share converted, subject to adjustment for anti-dilution.

The Company has agreed to issue options to acquire an aggregate 9,500,000 shares of common stock to certain officers and directors at exercise prices of $.04 or $.045 per share. The options have a five year term and shall be exercisable upon issuance, which will occur shortly after the Company's amended articles and restated certificate of incorporation are filed.

The following equity securities were sold during the quarter:

November 11, 1999:

The Company issued 1.5 million Common Shares to Thesseus International Asset Fund, NV for 100% of the Common Shares of Eikos Acquisition Limited in a private placement transaction pursuant to Section 4(2) of the Securities Act.

Two million Common Shares were issued to 19 investors represented by K. Washington-Galanis Investments, LLC for 100% of the Common Shares of CASA@Home, Inc. in a private placement transaction pursuant to Section 4(2) of the Securities Act.

ITEM 3: Not Applicable

ITEM 4: Not applicable

ITEM 5: Information required in lieu of Form 8-K: None

ITEM 6: Exhibits and Reports on 8-K:

(a) Exhibit 27.1 - Financial Data Schedule

(b) The following is a list of Forms 8-K and 8-K(A) filed during the quarter:

November 29, 1999 (8-K):

1. Reported a change in the control of the Company.

2. Reported a change in the Company's business direction.

3. Reported the acquisition of CASA@Home, Inc. and Eikos Acquisition Limited.

4. Listed new directors and officers including background information and remuneration

5. Detailed stock options granted to directors and officers

6. Listed the principal shareholders, those holding 5% or more of the Company's equity, directors and officers who are also shareholders and the right of Thesseus International Asset Fund, NV to receive Preferred Shares once Preferred Shares are authorized and issued.

December 8, 1999 (8-KA)

Reported a change in the contact telephone number.

December 23, 1999 (8-K)

Reported a 100%, one-for-one stock dividend.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Shanecy, Inc.

        Dated: February 14, 2000               /s/ MICHAEL BODNAR
                                               -----------------------
                                               Michael Bodnar
                                               Chief Financial Officer