Form 10QSB/A
period 1999-12-31
SHANECY INC
filed 2000-04-19
CIK 1081227

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

                9777 Wilshire Boulevard, Beverly Hills, CA 90212
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (310) 205-6090
                                 --------------
              (Registrant's telephone number, including area code)

               1530-625 Howe Street Vancouver, BC, Canada V6C 2T6
               --------------------------------------------------
                                (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)                 Yes  [ ]                            No  [X]

(2)                 Yes  [ ]                            No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of February 1, 2000, the registrant had 17,530,000 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format     Yes        No   X
                                                     -----     -------

Shanecy, Inc. and Subsidiaries
Form 10-QSB/A - December 31, 1999
Index                                                                  Page No

PART I   FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         Consolidated Balance Sheet                                       4
         Consolidated Statement of Operations                             5
         Consolidated Statement of Cash Flows                             6
         Consolidated Statement of Changes in Shareholders' Equity        7
         Notes to Consolidated Financial Statements                       8

ITEM 2:  Management Discussion and Analysis of Results of Operations      13

PART II  OTHER INFORMATION                                                13

ITEM 1:  Legal Proceedings
ITEM 2:  Changes in Securities
ITEM 3:  Defaults Upon Senior Securities
ITEM 4:  Submission of Matters to a Vote of Security Holders
ITEM 5:  Exhibits and Reports on Form 8-K

SHANECY, INC.
Consolidated Balance Sheet
December 31, 1999, with comparative figures for 1998
(unaudited)

                                                                         1999             1998
---------------------------------------------------------------------------------------------------
Assets
Current assets:
                                                                                $                $
    Cash                                                                   64,893            1,370

    Subscription receivable                                                25,000                -

    Prepaids                                                               75,000                -

    Due from related parties (note 7)                                      24,871                -
---------------------------------------------------------------------------------------------------

                                                                          189,764            1,370

Investment in Eikos Management, LLC (note 4 (b))                        6,556,869                -

Other assets (note 4 (a))                                                   2,000                -
---------------------------------------------------------------------------------------------------
                                                                                $                $
                                                                        6,748,633            1,370
---------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:

    Accounts payable                                                       12,016                -

Shares subscribed but unissued                                            140,000                -

Shareholders' equity:

    Common shares (note 6)                                                 17,490           10,665

    Preferred shares to be authorized and issued (note 6)               6,592,494                -

    Additional paid-in capital                                             27,185          (6,765)

    Deficit                                                               (40,552)         (2,530)
---------------------------------------------------------------------------------------------------

                                                                        6,596,617            1,370
---------------------------------------------------------------------------------------------------
                                                                                $                $
                                                                        6,748,633            1,370
---------------------------------------------------------------------------------------------------

SHANECY, INC.
Consolidated Statement of Operations
(unaudited)

Nine months ended December 31                                                1999             1998
------------------------------------------------------------------------------------------------------
Income
                                                                                  $                 $
Bank interest                                                                    33                 -

------------------------------------------------------------------------------------------------------

                                                                                 33                 -
Expenses

Accounting                                                                        -             1,000

Administration                                                                9,621                 -

Audit                                                                             -               800

Bank charges                                                                    245                30

Foreign exchange                                                                196                 -

Legal                                                                        12,079                 -

Marketing                                                                     1,055                 -

Statutory filings                                                               615                 -

Stock transfer agent                                                            921               500

------------------------------------------------------------------------------------------------------

                                                                             24,732             2,330
------------------------------------------------------------------------------------------------------


Net loss                                                                     24,699             2,330
------------------------------------------------------------------------------------------------------
                                                                                  $                 $
Weighted average loss per share                                              0.0027            0.0002

------------------------------------------------------------------------------------------------------

SHANECY, INC.
Consolidated Statement of Cash Flows
(unaudited)

Nine months ended December 31                                                  1999             1998
---------------------------------------------------------------------------------------------------------
Cash provided by (used in):
Operating activities:
                                                                                      $                $
Net loss                                                                       (24,699)           (2,330)

Change in non-cash operating working capital                                  (112,855)                -
---------------------------------------------------------------------------------------------------------

                                                                              (137,554)           (2,330)
---------------------------------------------------------------------------------------------------------

Investing activities:

MBDA distribution                                                                37,125                -
---------------------------------------------------------------------------------------------------------

                                                                                 37,125                -
---------------------------------------------------------------------------------------------------------

Financing activities:

Common shares issued                                                             25,200                -

Common shares subscribed but unissued                                           140,000                -
---------------------------------------------------------------------------------------------------------

                                                                                165,200                -
---------------------------------------------------------------------------------------------------------
Increase (decrease) in
cash                                                                             64,771           (2,330)

Cash, beginning of
period                                                                              122            3,700

---------------------------------------------------------------------------------------------------------
                                                                                      $                $
Cash, end of period                                                              64,893            1,370
---------------------------------------------------------------------------------------------------------

Supplementary cash flow information:
Issuance of common shares to various unrelated parties on
   acquisition of CASA@Home, Inc. assets                                              $                $
                                                                                  2,000                -
Common Shares issued to Thesseus International Asset
   Fund on acquisition of 49.5% of Eikos Management, LLC
                                                                                  1,500                -
Preferred Shares to be authorized and issued to Thesseus
   International Asset Fund on acquisition of 49.5% of
     Eikos Management, LLC                                                    6,592,494                -

Stock dividend                                                                    8,745                -
---------------------------------------------------------------------------------------------------------

SHANECY, INC.
Consolidated Statement of Changes in Shareholders' Equity
(unaudited)

                                                                                                                          Preferred
                                                                                                                        Shares to be
                                                                Common                    Additional      Accumulated     authorized
                                                                Shares       Par value  paid-in capital     deficit       and issued
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                       10,665,000      $    107     $  3,793      $    (200)      $         -

October 7, 1998
Change par value from $0.00001
 to $0.001                                                             -        10,558      (10,558)             -                 -
------------------------------------------------------------------------------------------------------------------------------------
                                                              10,665,000        10,665       (6,765)          (200)                -
Net loss for the nine months
 ended December 31, 1998                                               -             -            -         (2,330)                -
------------------------------------------------------------------------------------------------------------------------------------
                                                              10,665,000        10,665       (6,765)        (2,530)                -
Net loss for the three months
 ended March 31, 1999                                                  -             -            -         (1,248)                -
------------------------------------------------------------------------------------------------------------------------------------
                                                              10,665,000        10,665       (6,765)        (3,778)                -
September 14, 1999
Cancellation of shares                                        (9,000,000)       (9,000)       9,000              -                 -
------------------------------------------------------------------------------------------------------------------------------------
                                                               1,665,000         1,665        2,235         (3,778)                -
September 16, 1999
Forward stock split                        2:1                 1,665,000         1,665            -         (1,665)                -
------------------------------------------------------------------------------------------------------------------------------------
                                                               3,330,000         3,330        2,235         (5,443)                -
September 28, 1999
Forward stock split                      1.5:1                 1,665,000         1,665            -         (1,665)                -
------------------------------------------------------------------------------------------------------------------------------------
                                                               4,995,000         4,995        2,235         (7,108)                -
November 11, 1999
Common shares issued on
 business acquisitions                                         3,500,000         3,500            -              -         6,592,494
------------------------------------------------------------------------------------------------------------------------------------
                                                               8,495,000         8,495        2,235         (7,108)        6,592,494
December 29, 1999
Shares issued                                                    250,000           250       24,950              -                 -
------------------------------------------------------------------------------------------------------------------------------------
                                                               8,745,000         8,745       27,185         (7,108)        6,592,494
December 30, 1999
Stock dividend                                                 8,745,000         8,745            -         (8,745)                -
------------------------------------------------------------------------------------------------------------------------------------
                                                              17,490,000        17,490       27,185        (15,853)        6,592,494
Net loss for nine months ended
December 31, 1999                                                      -             -            -        (24,699)                -
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999                                    17,490,000      $ 17,490     $ 27,185      $ (40,552)      $ 6,592,494
------------------------------------------------------------------------------------------------------------------------------------
(see note 6)

SHANECY, INC.
Notes to Consolidated Financial Statements
(unaudited)

Nine months ended December 31, 1999
-------------------------------------------------------------------------------

1. General :

Shanecy, Inc. ("the Company") was incorporated on May 31, 1994 under the laws of the State of Delaware. Shanecy is an Internet-related operating company that invests in businesses that utilize the Internet to provide products, services and personal empowerment information to moderate income consumers.

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

d) Revenue recognition:

Payments received from Eikos under the MBDA are accounted for on the cost recovery basis whereby the full amount of the payment reduces the carrying value of the investment. Payments received after the carrying value has been reduced to nil will be recognized as revenue when earned.

3. Change in business direction:

Control of the Company changed hands on November 11, 1999 and a new Board of Directors was appointed. The Company, under the direction of its new Board, has initiated a business plan to act as a publicly traded Internet-related operating company that invests in and operates businesses using the Internet to provide products and services to the moderate income consumer market. It believes that this market has been largely under-served by the majority of such companies. Accordingly, the Board has determined that investing in these companies will promote its primary objective of enhancing long-term value for the Company's shareholders.

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

CASA is an Internet-based vertical portal that intends to focus on providing moderate income consumers access to the financial and non-financial benefits of the Internet. It intends to offer moderate-income consumers access to what it believes are the pricing transparency benefits of the Internet. CASA intends to use proprietary systems it has developed to analyze consumer buying patterns with the objective of delivering highly targeted and value-added services to its subscribers. CASA intends to offer a bundle of four primary services in order to introduce the moderate income consumer to the benefits of the Internet. The bundle will consist of: (1) a new VISA(R) 'E-Commerce' credit card, (2) a low cost non-PC Internet access device, (3) low cost ISP service, and (4) highly customized subscriber content services. It has entered into an agreement with companies affiliated with Thesseus International Asset Fund, NV ("Thesseus") that have issuing agreements with non-affiliated credit card issuers pursuant to which it will be permitted to issue a new VISA(R) credit card to each of its subscribers. The card will provide the subscriber with a payment mechanism for e-commerce transactions CASA plans to facilitate, while simultaneously providing the Company with statistically based information to better assess individual customer requirements.

Thesseus is a closed-end venture capital fund formed in December, 1997 in the Netherlands Antilles. It engages in the identification, analysis and acquisition of growth companies, concentrating its investments primarily in financial services companies with an information technology orientation.

b) EAL:
The Company agreed with Thesseus to acquire 100% of EAL in exchange for 3.0 million (adjusted for stock-split) of its common shares and 17.0 million (adjusted for anti-dilution) convertible preferred shares to be issued immediately after the Company's Articles of Incorporation are amended to authorize the Company to issue preferred stock. Such amendment will require shareholder approval. Each share of preferred stock, subject to anti-dilution provisions, will be convertible into one share of common stock. Two Shanecy Directors, who are also officers, are shareholders of Thesseus.

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

On December 20, 1999 the Board of Directors of the Company declared a 100%, or one for one stock dividend on its common stock, to all shareholders of record at December 30, 1999. An additional 8,745,000 common shares were issued pursuant to this resolution.

The 8,500,000 preferred shares to be authorized and issued are 6.5% cumulative, convertible, non-redeemable preferred shares with a liquidation value of $0.7756 per share. Each share shall be convertible at the option of the holder thereof at any time, into one fully paid and nonassessable common share for each share converted, subject to adjustment for anti-dilution.

The Company has agreed to issue options to acquire an aggregate 10,500,000 shares of common stock to certain officers and directors at exercise prices of between $.04 and $2.00 per share. The options have a five year term and shall be exercisable upon issuance, which will occur shortly after the Company's amended articles and restated certificate of incorporation are filed.

7. Net income (loss) per share:

Net income (loss) per share (EPS) is computed using the weighted average number of common shares outstanding during each perod. Diluted EPS includes common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock options and conversion of other convertible securitites and is adjusted, if applicable, for the effect on net income (loss) of such transactions.

8. Related party balances:

Amounts due from related parties are unsecured, non-interest bearing and with no specific terms of repayment.

9. Subsequent events:

The Company acquired, through a wholly-owned subsidiary, Shanecy Holdings, Inc. ("SHI"), preferred stock in eCard Solutions Inc. (formerly Brunswick Capital Partners, Inc.) ("eCard Solutions"), of Sioux Falls, South Dakota, convertible into 40% of the common stock of eCard Solutions and preferred stock in InfoBase Direct Marketing Services, Inc. ("InfoBase") of Carlsbad, California, convertible into 49% of the outstanding common stock of InfoBase. These interests were acquired from Thesseus through a merger effective January 11, 2000 between SHI and a subsidiary of Thesseus, in return for 2.0 million shares of Common Stock of the Company. The initial purchase agreement was revised to provide that delivery of the 2.0 million shares would not be required until the filing and effectiveness of an amended and restated certificate of incorporation with the Secretary of the State of Delaware to increase the Company's authorized stock.

eCard Solutions is a national, specialty financial services company that intends to use proprietary database mining, marketing techniques, automated systems and information technology to issue credit cards to moderate income consumers. eCard Solutions will manage the resulting portfolio of accounts and outstandings in an attempt to ensure that they remain in a performing status. General purpose credit cards have become the primary payment mechanism for e-commerce transactions over the Internet. eCard Solutions' management has over ten years of experience in originating and servicing credit cards.

InfoBase is an information-based, technology driven direct marketing company that designs, develops and implements sophisticated inbound and outbound marketing programs on behalf of credit card companies that target the moderate income consumer. In support of its marketing efforts, InfoBase has developed proprietary software to facilitate sophisticated sales tracking, support activities such as customer service and order processing, data mining, neural analysis and database management.

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

ITEM 2:  MANAGEMENT DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

On November 11,1999, the two Directors of Shanecy, Inc. (the "Company"), Ann Myers and Jill Wright , resigned and appointed Jason W. Galanis and Kevin L. Washington to replace them. On November 19, 1999, four additional Directors and

Officers were appointed. As detailed in Form 8-K filed on November 29, 1999 and Forms 8-K(A) filed on December 8, 1999 and January 25, 2000, the Company changed its business direction and launched a new business plan to act as a publicly traded Internet-related operating company that will concentrate on businesses using the Internet to provide products and services to the moderate income consumer market.

On November 11, 1999, as the initial step in implementing its strategy, the Company entered into two acquisition transactions. A full description of the companies acquired and the details of these transactions appear in Note 4 of the appended consolidated financial statements of the Company for the nine months ended December 31, 1999 and in the Forms 8-K referenced above. The carrying value of assets acquired in the transactions, in exchange for 3,500,000 common shares of the Company, and 8,500,000 preferred shares to be authorized and issued, was $6,558,869 and is reflected as Investment and Other Assets on the December 31, 1999 consolidated balance sheet. Just prior to the end of the quarter ended December 31, 1999, the Company received a common stock subscription for $140,000, for which shares were unissued as at December 31, 1999. A portion of the funds were used to prepay certain contracts for services in the normal course of business and the balance remains in the Company's bank account at the end of the quarter. The Company had no revenue for the three quarters ended December 31, 1998 and only nominal interest income in the three quarters ended December 31, 1999. The Company's first distribution for an MBDA payment, pursuant to its 49.5% interest in Eikos Management, LLC is reflected in the accounts at December 31, 1999. As reflected in Note 2 (e) of the financial statements, the Company accounts for such payments on a cost recovery basis and hence no revenue will be recognized until the carrying value of the asset has been reduced to nil. As the company is just beginning operations, it had no material expenses for the nine months ended December 31, 1999 or for the comparative period in 1998.

PART II OTHER INFORMATION

ITEM 1: Not applicable.

ITEM 2: Changes in Securities

On December 20, 1999 the Board of Directors of the Company declared a 100%, or one for one stock dividend on its common stock, to all shareholders of record at December 30, 1999. An additional 8,745,000 common shares were issued pursuant to this resolution.

The 8,500,000 preferred shares to be authorized and issued are 6.5% cumulative, convertible, non-redeemable preferred shares with a liquidation value of $0.7756 per share. Each share shall be convertible at the option of the holder thereof at any time, into one fully paid and nonassessable common share for each share converted, subject to adjustment for anti-dilution.

The Company has agreed to issue options to acquire an aggregate 10,500,000 shares of common stock to certain officers and directors at exercise prices of $.04 or $.045 per share. The options have a five year term and shall be exercisable upon issuance, which will occur shortly after the Company's amended articles and restated certificate of incorporation are filed.

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

3. Reported the acquisition of CASA@Home, Inc. and Eikos Acquisition Limited.

4. Listed new directors and officers including background information and remuneration.

5. Detailed stock options granted to directors and officers.

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

                                               Shanecy, Inc.

        Dated: April 18, 2000                  /s/ MICHAEL BODNAR
                                               -----------------------
                                               Michael Bodnar
                                               Chief Financial Officer