Form 10KSB
period 2000-03-31
INC UBATOR CAPITAL INC
filed 2000-07-14
CIK 1081227

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

           For the fiscal year ended March 31, 2000

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from _______________ to ________________

           Commission File No. 0-25521
                               -------

                            INC.UBATOR CAPITAL, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                               88-0407731
         --------                                               ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

           9777 Wilshire Boulevard, Suite 718, Beverly Hills, CA 90212
           -----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (310) 205-6090
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                             Common Stock, par value
                                 $.001 per share
                                 ---------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] YES      [X] NO

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year: $580.00.

         The aggregate market value of the 15,655,000 shares of Common Stock, $.001 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of May 31, 2000 was $46,965,000 million.

         The number of shares outstanding of the Registrant's sole class of Common Stock as of May 31, 2000 was 17,655,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III - Proxy Statement for 2000 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (Check One):
[ ] YES      [X] NO

Item 1.  Description of Business

Forward Looking Statements

         When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to, lack of operating history, need for additional financing and history of losses. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect Inc.ubator Capital, Inc.'s ("Inc.ubator" or the "Company") financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Formation and Recent History

         Inc.ubator was originally incorporated as Shanecy, Inc. in Delaware on May 31, 1994, and was organized to act as a home health care analysis and referral service. On March 10, 1999, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") in order to become a reporting company. On November 11, 1999, the original business activities were discontinued.

         In November 1999, a change in control and a change in the business direction occurred, the two former directors of the Company resigned and Jason
W. Galanis and Kevin L. Washington were appointed to replace them. Under the direction of its new board, Inc.ubator has initiated the business strategy and organized a seasoned management team with diverse expertise to provide a range of professional services to prospective and current investments. At the same time, Inc.ubator acquired 100% of CASA@home.com, Inc. (formerly known as CASA@home, Inc., and referred to in this document as "CASA") and Eikos Acquisition Limited ("EAL"). On November 19, 1999, Harry J. Weitzel joined Inc.ubator as Chairman of the Board and Chief Executive Officer, Michael Bodnar became Treasurer, Chief Financial Officer, Secretary and a director, Dr. Rory F. Knight became a director, and Leighton A. Bloom was appointed Chief Technology Officer. George C. Pilallis and Nicholas Wise joined the Board of Directors on December 31, 1999.

The Company

         Inc.ubator is an Internet oriented company that invests in businesses, referred to as "Network Companies", that use (or will use) the Internet to provide Internet-related support services, and access services to the novice computer user, and to the small business office and home office markets (referred to in this document as small businesses).

         Inc.ubator's existing Network Companies, referred to in this document as the Inc.ubator Network, intend to offer consumers and small businesses various bundled packages of services and technology which include access devices, support services, affinity discounts on non-discretionary purchases, as well as offering important financial services through Visa/MasterCard and other financing programs Inc.ubator is developing.

         The business model of the Network Companies is intended to address what management believes is an increasing need for people to access the Internet, while delivering significant value to consumers and small businesses. In November 1999, Inc.ubator acquired CASA, a recently formed company that intends to develop a consumer portal, and in May 2000, Inc.ubator signed a term sheet and other transaction documents to acquire ThemeWare Corporation ("ThemeWare"), a provider of software and consultancy services for individuals and small businesses to connect to and learn about the Internet. See "Recent Developments" for additional information regarding the proposed acquisition of ThemeWare. In addition, Inc.ubator completed investments in EAL, a database technology licensee, eCard Solutions, Inc. (formerly Brunswick Capital Partners, Inc. and referred to in this document as "eCard Solutions"), a specialty financial services company, and Infobase Direct Marketing Services, Inc. ("Infobase"), an information based, technology driven direct marketing company.

         Assuming the completion of the ThemeWare acquisition, Inc.ubator will be structured as two primary operating subsidiaries, CASA and ThemeWare, and three additional investments. Management believes that CASA is developing and ThemeWare has developed business models that introduce the novice computer and small business user to the Internet and provide the necessary tools for them to participate in the digital economy. Management further believes that all of the Network Companies will provide strategic benefits and value-added services to the Inc.ubator Network.

The Market

         Growth of the Online Population. The growth and rapid adoption of the Internet continues to revolutionize the way in which people communicate, share information and conduct business. International Data Corporation ("IDC"), a leading industry analyst firm, estimates that the number of Internet users in the United States will increase from approximately 81 million in 1999 to approximately 177 million in 2003. Additionally, according to IDC, the number of Internet users worldwide is projected to increase from approximately 196 million in 1999 to approximately 502 million in 2003. Management believes this rapid growth in Internet users is driven by a number of factors including:

         o  A large and growing installed base of personal computers;

         o Easier, faster, more reliable and more affordable access to the Internet;

         o The proliferation of content, commerce and services being offered on the Internet; and

         o  Necessity for businesses to compete in e-commerce.

         According to IDC, the widespread acceptance and usage of the Internet by consumers and businesses are fueling a new digital economy where goods, services and information are being exchanged through electronic communications. As more business transactions and information move online, management believes that those who lack access to the Internet will be unable to participate in this increasingly important and growing electronic marketplace.

         Barriers to Getting Online. Traditionally, to connect their homes to the Internet, consumers have been required to purchase a computer, choose an Internet provider and sign up for Internet access in a series of independent transactions. After these steps, the consumer still has to install the computer system and solve technical problems, often without the benefit of product expertise or technical assistance.

         Accordingly, management of Inc.ubator believes that many households have been discouraged from purchasing a computer system and obtaining Internet access due to a number of factors including the:

         o Imposing amount of information and unreliable, complex search engines;

         o Lack of professional on-line or off-line technical assistance ("support services") limited access to payment cards (i.e. VISA(R));

         o  Traditionally high cost of a new computer system;

         o Difficulty involved in installing and maintaining a home computer system;

         o  Computers are not typically sold where mass markets shop;

         o  Confusion involved in selecting an Internet access provider;

         o  Anxiety over choosing appropriate products and services;

         o  Threat of technological obsolescence;

         o Limited access to on-line payment mechanisms (i.e. VISA (R) credit card); and

         o Concerns about the privacy of personal information transmitted over the Internet.

         Small businesses face similar barriers, as well as numerous other challenges in initiating a successful e-commerce venture. Small business-specific challenges include:

         o  Web page development;

         o  Web-hosting;

         o eCommerce enabling- merchant accounts (enabling the site for accepting credit cards);

         o Site traffic generation and search engine registration; and o Availability of technical assistance (support portal).

         Growth of Electronic Commerce and Value of the Consumer/Small Business. The widespread adoption of the Internet has enabled the formation of a large and rapidly expanding electronic commerce market. IDC estimates that annual worldwide business-to-consumer commerce over the Internet will increase from $31.0 billion in 1999 to $177.7 billion in 2003, while annual worldwide business-to-business commerce over the Internet will increase from $80.4 billion in 1999 to $1.1 trillion in 2003. Management believes that as the number of merchants conducting business online proliferates and competition for online customers intensifies, the costs of acquiring and retaining customers will increase as well. IDC estimates that U.S. advertising spending on the Internet will continue to grow, reaching $10.8 billion in 2003, an increase from the $3.4 billion spent on Internet advertising in 1999.

         Because the high cost of acquiring new customers, management believes maintaining customer relationships and maximizing the value of those customers is paramount to a merchant's success. According to IDC, these customer relationships are most often acquired through advertising. However, traditional methods of advertising can be a costly and inefficient means of acquiring new customers since merchants are required to pay for advertising regardless of whether the advertising is successful in delivering new customers. In addition, traditional advertising often does little to retain customers. As a result, merchants are increasingly seeking ways to reduce the costs of customer acquisition and retention as well as improve the efficiency of their spending.

         Management believes that, based on its growth, the Internet will become an increasingly complex environment for businesses and consumers to operate in and derive a quality experience. As such, an essential element of the business focus of our Network Companies is to use technology by way of such things as support portals and professional on-line guidance to simplify and enhance customer's Internet usage.

         Growth of the Small Business and Consumer Markets. Based upon statistics compiled by IDC the growth of the small business (businesses with less than 100 employees) market continues to show significant growth compared with the consumption of technology by medium-sized and large companies (100-999 and 1,000+ employees). According to IDC, this segment of businesses is the fastest growing segment of the U.S. business economy. IDC estimates that the number of small businesses in the U.S. will grow from 7.4 million in 1999 to 8.2 million by 2003. These businesses account for 98.3% of all employers representing approximately 38.0 million private sector employees, according to the U.S. Small Business Administration.

         According to IDC, small businesses spent $38.8 billion in 1998 on technology and equipment, which IDC estimates will grow to $57.0 billion by 2003. IDC also estimates that in 1999 only 58% of small businesses were online with this number growing to 72% by 2003. According to IDC, this represents an exponential increase in small business Internet-related expenditures from $6.6 billion in 1998 to $32.1 billion in 2003, a compound annual growth rate of 37%.

Management believes that the tremendous growth in Internet penetration, coupled with the sharp rise in Internet spending, creates a favorable environment for specialized Internet solutions, including support portal services intended to be offered by Inc.ubator.

         Management also believes that a significant percentage of the consumer population, including home-based entrepreneurs, that is being left out of the digital economy and represents a large untapped market. Government studies and numerous related media articles indicate that moderate income consumers, principally households with annual incomes of $25,000 to $50,000, have a significant need for the benefits provided by the Internet. As a result, Inc.ubator believes that the market they represent will be one of the next areas of accelerated growth on the Internet. Further, Inc.ubator's analysis of the Bureau of Labor Statistics and U.S. Census data and studies indicate that this demographic group collectively has substantial annual purchasing power of over $1.5 trillion. Yet despite the growing number of Internet users, the majority of consumers have not yet connected their households to the Internet. According to IDC, in 1999 only 52% of U.S. households owned a personal computer and only 32% of U.S. households had access to the Internet.

Business Strategy

         Background of Current Business Strategy. Inc.ubator is an Internet company that invests in the Network Companies that use (or will use) the Internet to provide various services and technology as well as user friendly access to information intended to improve individual economic well being and enhance overall quality of life (referred to as "personal empowerment information") to moderate income consumers and small businesses, businesses with less than 100 employees. Bureau of Labor Statistics and Census Bureau statistics and studies indicate that there are approximately 30 million moderate income households in the U.S. IDC estimates that in 1999 there were approximately 7.4 million small businesses (less than 100 employees) in the U.S. Inc.ubator believes that its business model provides it with the ability to be one of the first companies in the moderate income consumer and small business markets. Unlike other e-commerce and Internet companies that concentrate on the affluent consumer, Inc.ubator believes that focusing on the moderate income consumer and small businesses will allow its Network Companies to take advantage of the opportunity presented by these markets that to date have had limited access to the benefits of the Internet.

         Inc.ubator believes the moderate income consumer and small business markets are underserved by most e-commerce businesses, which have chosen to target more affluent Internet users or large businesses. Inc.ubator believes that many of these enterprises have, in large part, established business models around advertising revenue and as a result have sought an affluent socio-demographic audience. Based on the assumption that those with higher incomes have more discretionary/disposable spending power, these existing Internet business models attempt to attract an affluent customer or large business and therefore command a premium for advertising. However, Inc.ubator believes that the moderate income consumer and small business markets represent enormous aggregate purchasing power which has been largely untapped by existing

Internet businesses. Consequently, Inc.ubator believes a significant opportunity awaits those businesses that are able to utilize the Internet to cost effectively provide products, services and access to personal empowerment information to the moderate income consumer and small business markets.

         Inc.ubator seeks to invest in and manage companies that should have the potential to be leaders in using the Internet to provide consumers and small businesses with various bundled packages of services and technology which include access devices, support services, offering discounts on non-discretionary purchases, as well as offering important financial services. One aspect of Inc.ubator's investment approach is that the Network Companies may be provided with an incubation period during which the application of their technologies, systems and business processes can be developed into a sustainable enterprise. In order to accelerate the incubation period, Inc.ubator's management will work closely with these companies in providing operational, managerial, financial, marketing, human resources and technological support.

         The Digital Divide. In July, 1999 the U.S. Department of Commerce published a report entitled Falling Through the Net: Defining the Digital Divide (the "DOC Report"), which examines the availability of telephones, computers and the Internet to American households. This DOC Report was prepared to better define the "divide" between those who have and those who do not have access to these new technologies so that concrete steps can be taken to address this gap. The DOC Report indicates that less than 30% of moderate income households have access to the Internet.

         In response to the DOC report, numerous articles have appeared in the press and on the Internet, which have raised public awareness of moderate income consumer's lack of Internet access. Further, various corporations and non-profit groups have announced a variety of initiatives to improve Internet access to all economic groups. In addition, on December 8, 1999, President Clinton hosted a meeting of leading technology executives and representatives of minority and civil rights groups during which he announced a series of partnerships and initiatives to help "slam shut the digital divide between technology haves and have-nots, so that access to computers and the Internet is as common as the telephone." On December 9, 1999, Secretary of Commerce, Richard Daley, convened the "Digital Divide Summit" which focused on expanding access to information technologies for underserved portions of the population. Summit participants from the Federal Government, technology industry, civil rights and non-profit community groups, grassroots community organizations and the general public examined public and private initiatives to close the technology gap and discussed how to expand and coordinate these efforts. As a result of the Summit, the "digitaldivide.gov" website was created as a central resource for Federal Government information on closing the digital divide. It was also announced at this Summit that closing the digital divide has been made an essential part of President Clinton's New Markets Initiative which seeks to bring America's prosperity to economically underserved areas.

         Moderate Income Consumers. The DOC Report and numerous related media articles indicate that moderate income consumers have a significant need for the benefits provided by the Internet. As a result, Inc.ubator believes that the market they represent will be one of the next areas of accelerated growth on the Internet. Further, Inc.ubator's analysis of the Bureau of Labor Statistics and U.S. Census data and studies indicate that this demographic group collectively has substantial annual purchasing power of over $1.5 trillion. The majority of the expenditures made by moderate income consumers are non-discretionary and include primarily food, housing, transportation, clothing and personal entertainment. Inc.ubator therefore believes that moderate income consumers can be advantageously impacted by the competitive pricing made available by the Internet for mortgages, insurance and other products and services, as well as the availability of personal empowerment information.

         Inc.ubator also believes that the spending patterns of less affluent consumers justify the expansion of e-commerce to this market. Moderate income consumers spend a significantly greater proportion of their income on necessities than do more affluent consumers and would benefit substantially from the ability to take advantage of discounts and other electronic commerce offers available on the Internet. As a group, moderate income consumers often pay significantly more than affluent consumers for items such as home mortgages, insurance, and auto loans, and other goods and services. Consequently, moderate income consumers could gain a significant economic benefit if they expand their buying power through discount purchases offered over the Internet, together with access to personal empowerment information.

         Small Business. As previously mentioned, management believes the business model of the Network Companies should deliver significant value to consumers and small businesses. Management believes that small businesses should benefit from recent and anticipated acquisitions in that developing business models should introduce the small business user to the Internet and provide the necessary tools for them to participate in the digital economy.

         Market Opportunities. The Internet has made possible very innovative methods of connecting buyers and sellers in specific market segments. To date, moderate income consumers and small businesses have had limited access to the benefits of the Internet and e-commerce and continue to engage in commerce through traditional methods.

         Inc.ubator believes there are significant opportunities for companies that can assist moderate income consumers and small businesses in using the Internet to purchase products, services and technology in a cost-effective manner, as well as obtain personal empowerment information. However, to do so successfully, companies must be able to efficiently locate these consumers using data mining and information technology. Companies must also have the capability to provide less affluent consumers with access to the Internet, either through inexpensive hardware that enables them to access the Internet directly, or by indirect access, whereby the companies access the Internet for their customers and forward information to them by telephone or other communication devices. Companies that are able to identify and contact moderate income consumers, and provide those consumers with affordable access to the Internet, either directly or indirectly, could become leaders in a $1.5 trillion market.

         Inc.ubator believes that the experience of its management with the moderate income consumer market provides it with a competitive advantage in advising and consulting its Network Companies.

         Inc.ubator believes that its business model provides it with a broad-based opportunity in the moderate income consumer and small business markets. Unlike other e-commerce and Internet companies that concentrate on the affluent consumer, or on business to business commerce, Inc.ubator believes that focusing on the moderate income consumer will allow its Network Companies to take advantage of an expanding market that has so far had limited access to the benefits of the Internet. Inc.ubator believes this strategy will result in long-term value for its stockholders as it will permit its Network Companies to generate substantial revenues and significant numbers of customers, thereby becoming first mover e-commerce providers to the moderate income consumer market.

         Identify Potential Acquisitions. Inc.ubator's business strategy is to identify potential Network Companies that have the ability to achieve for themselves or enhance the ability of another Network Company to become leaders in providing products, services, technology and personal empowerment information to the moderate income consumer and small business markets via the Internet. Primary factors that will influence Inc.ubator's investment decisions include:

         o First Mover Potential -- Does the company possess the people, products, skills, technology, and business processes to achieve first mover position?

         o Management Quality -- What is the overall quality and expertise of a potential Network Company's management and can any shortcoming be strengthened by access to Inc.ubator's support resources?

         o Synergy -- To what degree does a potential Network Company contribute to and benefit from Inc.ubator's network and operational resources?

         o Significant Ownership -- Will Inc.ubator be able to obtain a significant position in the new company and exert significant influence over it?

         Acquire Interests in Network Companies After identifying an attractive potential Network Company, Inc.ubator will negotiate a significant, possibly controlling investment interest. As a condition to an investment, Inc.ubator may require representation on the company's Board of Directors to ensure its ability to provide active guidance. Inc.ubator will also structure its investment to permit management and key personnel to retain a meaningful equity stake in the Network Company. During negotiations with potential Network Companies, the value of Inc.ubator's collaborative network is emphasized, which management believes may give Inc.ubator a competitive advantage over other acquirors in successfully consummating transactions. Inc.ubator's other Network Companies, strategic investors and management assist in these discussions and assist in other stages of the acquisition process, including the initial evaluation of potential Network Companies and due diligence.

         Provide Strategic Guidance and Operational Support to Network Companies. After Inc.ubator makes an investment in a new Network Company, it will take an active role in the new company's affairs by providing both strategic guidance and operational support.

         Strategic Guidance. Inc.ubator provides strategic guidance to its Network Companies regarding market positioning, business model development and methods of marketing to its targeted customer base. In addition, Inc.ubator advises Network Company's management and directors on day-to-day management and operational issues. Inc.ubator's focus on the moderate income consumer e-commerce and small business markets and the knowledge base of its Network Companies, strategic investors and management give it valuable experience that is shared with its Network Companies.

         Operational Support. Internet and e-commerce companies in the moderate income consumer and small business markets may have difficulty obtaining senior executive level guidance in the many areas of expertise successful companies need. Inc.ubator assists its Network Companies by providing access to skilled managers who guide the Network Companies in the following functional areas:

         o Sales and Marketing - Several members of Inc.ubator's management team will provide guidance to its Network Companies' sales, marketing, product positioning and advertising efforts.

         o Executive Recruiting and Human Resources - Members of Inc.ubator's management team will assist its Network Companies in recruiting key executive talent. In providing this assistance, Inc.ubator leverages the contacts developed by its network of Network Companies and management team.

         o Information Technology - Inc.ubator's Chief Technology Officer, Leighton Bloom, is dedicated to helping its Network Companies with their information systems strategies and solving problems relating to their current information technology.

         o Finance - Certain of Inc.ubator's officers will provide financial and accounting guidance to the Network Companies in areas such as corporate finance, financial reporting, accounting and treasury operations. In providing these services, these executives will leverage the skills and experience of Inc.ubator's internal finance and accounting group, its Network Company network and outside consultants.

         o Business Development - Inc.ubator will assist its Network Companies in evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements, acquisitions or other transactions.

         Promote Collaboration Among Network Companies. One of the principal goals of Inc.ubator's network is to promote innovation and collaboration among its Network Companies, which management believes will result in shared knowledge and business contacts among its Network Companies and the formation of numerous strategic alliances. The collaboration of Inc.ubator's Network Companies is the intended result of its role as the hub of the network. Through the network, Inc.ubator identifies prospective alliances, makes introductions, assists in strategic planning and monitors the ongoing relationships among its Network Companies.

         Customer Acquisition. Inc.ubator believes that the vast majority of Internet companies invest substantial sums in expensive and ineffective general advertising to broad-based audiences, which often include a significant number of consumers that are not likely customers for a company's product or service offerings. As such, Inc.ubator will encourage its Network Companies to use certain of its proprietary information management systems and technologies that use data mining, consumer profiling and demographic selection to target specific, likely consumers that would benefit the most from the goods and services provided by its Network Companies.

         Organic Growth. As a result of Inc.ubator's investments, the individual Network Companies may be provided an incubation period during which the application of their technologies, systems and business processes can be developed into a sustainable enterprise. In order to accelerate the incubation period, Inc.ubator will work closely with these companies in providing operational, managerial, financial, marketing, human resources legal and technological support. Emphasis is also placed on rapidly acquiring customers and users who have the additional potential to serve as a pre-defined customer base for Inc.ubator's other Network Companies.

         Growth Through Targeted Acquisitions. Inc.ubator expects to continue to pursue strategic acquisitions to strengthen its company network, consumer information database, product and service offerings, access to personal empowerment information and overall Internet presence. Inc.ubator believes that by acquiring such companies, it can integrate them into its network and improve its customer base, access to information, products and services, and financial results. Inc.ubator intends to not only develop new acquisitions through its existing investments and other Network Companies, but also through the advice and consultation of its management team. Management believes that contributions to its Network Companies will increase the value of individual companies, which will in turn increase the value of Inc.ubator, and ultimately benefit its stockholders.

         Enhance Value Through Spin-Off Transactions. The ultimate goal of Inc.ubator is to maximize value for its stockholders by developing transactions for its Network Companies that include IPOs, mergers, sales, and other spin-off transactions that increase the value of the shares of the individual Network Companies, which in turn, enhance value for Inc.ubator's stockholders. Due to Inc.ubator's ownership interests in the Network Companies, transactions that may result in the recognition of value with respect to particular Network Companies will result in a corresponding increased value to stockholders of Inc.ubator.

         Inc.ubator will counsel and advise each of its Network Companies from its early stages to the time of its spin-off, and help develop the particular Network Company in such a way that its value is maximized at the time of the transaction. Inc.ubator will be able to absorb market fluctuations and other financial risks that would otherwise impact the Network Companies during their development, until the Network Company is fully developed and prepared to participate in a spin-off transaction that will maximize its value.

Network Company Market Strategy

         Management believes that the barriers to full participation in the digital economy need to be addressed more fully. The strategy of Inc.ubator's Network Companies is to become the provider of choice for novice Internet users by reaching out to them and by providing aggregated technology decisions that lessen apprehension. We believe a collaborative investment network strategy can assist in the next large wave of Internet adoption.

         There are four critical elements to the market strategy which include:
(1) acquire customers, (2) retain customers, (3) produce viable revenue per customer, (4) ensure the Inc.ubator Network is synergistic and enhances overall value.

         Customer Acquisition. Inc.ubator's customer acquisition strategy intends to leverage experience with `legacy', or `old economy' business methods in order to efficiently establish a subscribers/ members base. Marketing channels are as follows:

         o  Television advertising;

         o  Tele-sales/ direct marketing;

         o  Print advertising;

         o  Online advertising and web-site marketing;

         o  A broad-based public relations and promotions program;

         o  Consumer products packaging; and

         o  Retail merchandising.

         To illustrate, CASA intends to offer a bundle of four primary services in one easy transaction in order to make the purchase decision simple. The bundle will consist of:

         o  A new VISA(R) 'e-commerce' credit card;

         o  A low cost non-PC Internet access device;

         o  Low cost ISP service; and

         o Vertical portal providing highly customized Subscriber-specific content services.

         Upon the acquisition of ThemeWare, Inc.ubator also intends to utilize certain "old economy" methods. ThemeWare currently utilizes direct response television whereby the consumer is reached by way of 30-minute advertisements. This process is supplemented by a celebrity endorsement, which has measurable effects on evoking a positive response to such an initiative. Here, too, the barriers to getting online for consumers and small businesses are reduced.

         Both TV and direct marketing tele-sales methods reach consumers and small business entrepreneurs primarily in their home and, therefore, obviate the need for the consumer to take the initiative to go to a local technology retailer. Further, they involve reaching out for the consumer and small business rather than relying passively on the consumer to take the initiative.

         Integral to the strategy is management's belief that the ability to successfully acquire customers is increasingly critical to generate traffic as the Internet matures and competition increases and that customer acquisition can be achieved on a profitable basis, as opposed to a loss-leader approach which we believe is unsustainable. Management believes that b-2-c and b-2-b business models have been significantly challenged by the high capital costs associated with customer acquisition, advertising and brand name development. The business methods of Inc.ubator's Network Companies are designed to attract new customers at a net-zero cost, or at a profit, by providing the customer the utility of one-stop shopping for which management believes the customer and entrepreneur will pay a convenience premium to the Network Companies.

         Customer Retention. As described above, Inc.ubator's Network Companies anticipate predictable customer retention rates by employing several techniques. Most notably at the core of each strategy is the ability to deliver a credit card as part of a `bundled' package of Internet services, with the VISA payment card being one essential digital economy tool that encourages consumers to maintain a relationship with the company.

         More generally, Inc.ubator's Network Company's strategy is to attempt to impress a strong brand relationship with the consumer by employing some of the techniques discussed above. Similarly, they will rely on the brand recognition of certain financial products that will be provided to consumers and small businesses such as VISA. VISA has developed international recognition as a trusted payment mechanism for millions of merchants and hundreds of millions of consumers. Management believes brand recognition has a material impact on customer retention.

         Revenue Strategy. CASA and ThemeWare have similar business models but such models target c-2-b and b-2-small-b markets, respectively. It is intended that revenue (assuming the completion of the ThemeWare acquisition) will be generated in the following ways:

         o  Sale of Internet Tool Box Business Edition 3.0;

         o  eCommerce Package Sales;

         o  Web Site construction;

         o  Web Coaching;

         o  Merchant Account Residuals;

         o  Virtual Warehouse- iClub Product Sales;

         o  Third-party Coaching Fees;

         o  ISP Referral Fees (Earthlink);

         o  ISP Subscriber fees (private label ISP);

         o  Credit card fees;

         o  eCommerce referral fees from merchants;

         o  Upfront Subscriber fees (CASA);

         o  Merchant fees; and

         o  Portal advertising.

         Network Company Strategy. As an Internet oriented company, Incubator's ultimate strategy is to develop the Inc.ubator Network of companies. As the Network Companies develop critical masses of subscriber/members, their strategy will be to leverage their customer base by providing traffic to merchants, vendors or other technology providers. Management believes that consumers and small businesses will continue to respond favorably to simplified one-stop shopping e-commerce solutions. The Company's Network Companies intend to provide easy-to-use products and services bundled with necessary e-commerce technology applications.

         Based on the ability to manage customer acquisition, the Company's strategy is to leverage the customer base of its Network Companies in order to make investments in companies that present a strategic fit within the Inc.ubator Network. In determining what acquisitions to pursue management focuses on the quality of its members' experience, the scalability of its operations, and on building the critical mass required to drive costs down for its members, enterprises, merchants, suppliers and the Company.

Recent Developments

         Name and Symbol Change. On June 1, 2000, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Delaware, changing its name to Inc.ubator Capital, Inc. As a result of its name change, Inc.ubator also changed its ticker symbol to "IBTR" on the NASDAQ OTC Bulletin Board.

         Frankfurt Listing. On May 12, 2000, our common stock was listed and began trading internationally in Germany on the Third Market Segment of the Frankfurt Stock Exchange by the Deutsche Borse AG. The trading symbol is "SW6" and the German securities code is 935 139. The Frankfurt Stock Exchange is a leading European exchange with a technology orientation. Recently, the London Stock Exchange and Deutsche Borse announced their plans for a merger of equals to create a new company, to be called iX. In addition, iX and NASDAQ have signed a memorandum of understanding to create a pan-European, high growth market.

         Proposed Acquisition of ThemeWare. On May 22, 2000, Inc.ubator entered into a term sheet (the "Term Sheet") and other agreements described below, to acquire all of the outstanding capital stock of ThemeWare, a California corporation, which provides software and consulting services for individuals and small businesses to connect to and learn about the Internet.

         The Term Sheet provides that Inc.ubator will acquire 100% of the outstanding capital stock of ThemeWare for $135 million in Inc.ubator's registered common stock. Based on the market price of the Company's stock at June 20, 2000, the Company would be required to issue approximately 33.0 million shares of its common stock to the current shareholders of ThemeWare. The Term Sheet further provides that 10% of the shares of Inc.ubator's common stock to be exchanged for ThemeWare's shares would be held in escrow to fund any indemnity obligations of ThemeWare under the definitive agreements. All shares of the Inc.ubator common stock will be subject, for a two year period, to certain transfer restrictions. There will also be certain "leak-out" provisions whereby ThemeWare's shareholders may sell a limited percentage of their Inc.ubator shares.

         The Term Sheet further provides that Inc.ubator will invest a total of five million dollars in ThemeWare, of which one million dollars was invested on June 2, 2000 pursuant to a promissory note executed by ThemeWare in favor of Inc.ubator. The note is a demand note and provides for an annual interest rate of eight percent. This note will convert into equity upon the closing of the acquisition and will constitute part of the five million dollar investment by Inc.ubator into ThemeWare. The second one million dollars will be invested upon the execution of the definitive agreements memorializing the transaction contemplated by the Term Sheet. The third one million dollars will be invested upon the Securities and Exchange Commission's declaration that the Registration Statement on Form S-4 concerning this transaction is effective and that a majority of the shareholders of ThemeWare have approved the transaction. The remaining two million dollars is anticipated to be invested over the 12 month period following closing of the proposed transaction. The term sheet was approved by a majority of the members of ThemeWare's Board of Directors on May 22, 2000.

         The consummation of the transaction contemplated by the Term Sheet is subject to, among other things, approval of a definitive agreement by the boards of directors of ThemeWare and Inc.ubator by July 22, 2000, the execution of definitive agreements, the SEC declaring the registration statement effective, and approval of shareholders. The merger agreement will contain customary representations and warranties, covenants and closing conditions and will be subject to all requisite governmental and regulatory approvals. There is no assurance that the acquisition referenced in the Term Sheet will be consummated. It is possible that the parties to the Term Sheet will agree to modify or waive one or more terms and/or conditions of the Term Sheet in accordance with such Term Sheet. If the acquisition is consummated, it is also possible that, by agreement of the parties, one or more terms and/or conditions of any legally binding definitive agreements will differ materially from the terms and conditions of the Term Sheet.

         On May 22, 2000, Inc.ubator entered into a Voting Agreement with ThemeWare and a majority of the shareholders of ThemeWare, which provides, generally, that such shareholders will vote in favor of the transactions at the time of the vote of the ThemeWare shareholders.

         On May 22, 2000, Inc.ubator also entered into an Interim Operating Agreement (the "Operating Agreement") with ThemeWare. All of ThemeWare's existing management agreements are to remain in effect. However, during the period between the execution of the Term Sheet and the closing of the proposed acquisition, Inc.ubator will assume management oversight of the daily operations of ThemeWare through the implementation of the Operating Agreement. The Operating Agreement provides that Inc.ubator will maintain all of ThemeWare's current business relationships, including those with manufacturers, distributors, producers, vendors, creditors, and the parties will operate the business of ThemeWare in the usual and ordinary course of business.

         In order to fund the initial payment required in respect of the ThemeWare acquisition described above, the Company received a $1,000,000 loan from Derek M. Galanis, a brother of Jason Galanis. Subsequently, on July 7, 2000, the stockholder agreed to convert this loan into 1,000,000 non-voting, non-redeemable, Series B, 8% cumulative preferred shares in return for 50,000 two year warrants each entitling the holder to acquire one common share for $2.50. The preferred shares are convertible into 250,000 common shares, subject to anti-dilution provisions.

         ThemeWare's Business. ThemeWare is a branded consumer and small business Internet company comprised of Internet Connectivity/Hosting, Support Portal Services, Application Services, Merchant Services and a Portal that acts as a hub/entry point for customers and their web experience. ThemeWare's principal product is The Internet Tool Box(TM), a multi-media kit that provides an array of software and tutorials that teaches the novice everything they need to know about accessing and using the Internet. While there are similarities with the CDs offered by other internet service providers to acquire subscribers, ThemeWare believes The Internet Tool Box(TM) offers a much more comprehensive set of multi-media materials that not only eases the user's entry onto the Internet but also enhances their ability to more quickly and effectively use the Internet.

         Inc.ubator believes ThemeWare's e-commerce solution is a complete online transaction processing package consisting of Internet software and services. The software component of ThemeWare's e-commerce solution has been developed with a leading provider of Internet-based transaction services with thousands of online and traditional business customers throughout the world. The service component is comprised of a merchant account that provides entrepreneurs and small business owners with the ability to accept credit cards or electronic checks online. ThemeWare's strategic partnerships with online merchant account processing companies allow it to provide a very high approval rate for consumers or businesses that seek this service.

         ThemeWare currently offers, web-based tools that provide, among other services:

         o  Custom built web sites;

         o  Website hosting;

         o  ISP services and e-mail;

         o  Remote technical assistance (support portal);

         o  Other consulting services;

         o Financial services such as installment credit, credit cards (small business and personal);

         o Financial services advice such as tax, legal etc. (third party providers); and

         o  Merchant services and shopping cart/cash register technology.

         The celebrity status of Richard Karn from the ABC TV sitcom Home Improvement has been used by ThemeWare as a means to establishing a recognized and trusted brand. ThemeWare believes that the worldwide recognition from the long-running show reinforces ThemeWare's branding strategy. ThemeWare has a media budget of over $1.2 million per month in television alone.

         ThemeWare recently launched its vertical portal, www.toolbox.com, which provides members search capability, the ability to create a personalized web page, free email, chat, and online tech support, as well as focused content through iChannels featuring Entertainment, News Headlines, Sports, Stocks, Weather, Horoscope and the Lottery.

         Consumers purchased over 131,000 Internet Tool Boxes from ThemeWare during 1999. ThemeWare generated $13.3 million in revenue in 1999 and generated approximately $7.9 million in the first quarter of 2000. Founded in 1996, approximately 100 people are employed at ThemeWare's Newport Beach, California facility.

Risk Factors

Inc.ubator has no significant operating history upon which to assess the viability of its business strategy or management.

         Although Inc.ubator has been in existence since 1994, it has no significant operating history upon which its management, business and prospects may be evaluated. In addition, Inc.ubator only recently installed a new management team and determined to pursue a new business strategy. Furthermore, Inc.ubator's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. To address these risks, Inc.ubator must, among other things:

         o  Develop and expand the consumer base of the Network Companies;

         o  Respond to competitive developments;

         o  Continue to attract, retain and motivate qualified employees; and

         o Continue to upgrade its technologies and improve the technologies of the Network Companies.

         There can be no assurance that Inc.ubator will be successful in addressing these risks and if it is not successful its ability to make a profit will be adversely affected.

Inc.ubator anticipates incurring losses for the foreseeable future.

         Since its recent change in business strategy, Inc.ubator has incurred costs to expand its base of Network Companies, to attract qualified employees and to upgrade and improve technologies of its Network Companies. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly and annual basis for the foreseeable future. As of March 31, 2000, Inc.ubator had an accumulated deficit of approximately $1.1 million. There can be no assurance that Inc.ubator will be able to generate sufficient revenues from operations to achieve or maintain profitability on a quarterly or annual basis in the future. Inc.ubator expects negative cash flow from operations to continue for the foreseeable future.

Inc.ubator will require additional long and short term financing in order to fund its working capital requirements, implement its business plan and fund the acquisition of additional Network Companies.

         In order to fund its working capital requirements, implement its business plan and fund the acquisition of additional Network Companies, Inc.ubator will require additional equity and/or debt financing in the short-term future. Inc.ubator anticipates that it will need to raise approximately $30.0 million over the next 12 to 18 months to implement its business plan and to fund the amounts to be invested in ThemeWare and other ventures. Incubator also expects that it will be required to raise additional funds over the long term. It may not be possible for Inc.ubator to secure debt or equity financing on terms acceptable to it at the time that it seeks such financing. As a result of these funding needs, Inc.ubator will need to seek additional external debt and/or equity financing. Adequate funds on terms acceptable to Inc.ubator, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing shareholders. If the Company is unable to obtain sufficient funds from operations and external sources, the Company will not succeed.

If Inc.ubator is unsuccessful in re-negotiating its investment commitment with eCard Solutions, it may lose a portion of its investment in eCard Solutions.

         In connection with the Company's purchase of eCard Solutions, Inc, the Company agreed to pay the $1,000,000 purchase price for the Series B preferred shares in four equal installments of $250,000 on March 13, 2000, April 13, 2000, May 12, 2000 and June 12, 2000. Failure to pay any of the installments could result in forfeiture of all or part of the Series B preferred stock and up to $250,000 in prior installments paid by the Company. As of June 28, 2000, only $250,000 of the $1,000,000 purchase price had been paid. On May 24, 2000, eCard Solutions delivered Inc.ubator a notice of default on its obligation. Inc.ubator is currently negotiating with eCard Solutions to restructure this transaction so that no further payments on the part of Inc.ubator will be required; however, the parties have not yet reached a formal agreement on this matter. If Inc.ubator's negotiations with eCard Solutions are not successful, eCard Solutions could retain the $250,000 already paid, Inc.ubator could be required to return all of the Series B preferred shares granted, and could possibly be subject to other breach of contract claims made on behalf of eCard Solutions.

Inc.ubator is entering into new high-risk markets and its success will depend on performance of its investments in companies in this market.

         Inc.ubator has entered into the moderate income consumer Internet market which is still developing, speculative and uncertain, and intends to enter the small business market. Internet companies generally face a high degree of risk of failure and volatility in market price. Moreover, Inc.ubator is focusing on a particular segment of this high-risk market by investing in companies that will use the Internet to provide products, services and information content to moderate income consumers and small businesses. If Inc.ubator's Network Companies do not succeed, the value of its assets and the price of its Common Stock will decline.

Because the business model proposed by Inc.ubator is unproven, it is uncertain whether it will succeed.

         Inc.ubator's business model is unproven. The success of Inc.ubator's business model depends on the willingness of companies to join Inc.ubator's collaborative network and the ability of that network to assist the Network Companies. If Inc.ubator cannot convince companies of the value of its business model, Inc.ubator's ability to attract new companies will be adversely affected and its strategy of building a collaborative network may not succeed.

         Inc.ubator's business also depends upon the performance of its Network Companies, which is uncertain. Economic, governmental, industry and internal company factors outside its control affect each of the Network Companies. A significant portion of Inc.ubator's assets will be comprised of ownership interests in the Network Companies. It is expected that, from time to time, Inc.ubator's investment in one Network Company or a few Network Companies could represent a significant portion of its market capitalization. If Inc.ubator's Network Companies do not succeed, the value of its assets will decline, which could result in a reduction in the value of Inc.ubator's common stock.

Early stage company investments are particularly risky.

         Many of the companies in which Inc.ubator will acquire an interest are in the early stages of their development. Some of these companies have not yet commenced material operations, and consequently, do not have any operating history upon which an evaluation of those companies can be based. Inc.ubator's business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as Internet and e-commerce serving the moderate income and small business markets, as well as the problems, expenses, difficulties, complications and delays frequently encountered in connection with the investments in new business in general. If Inc.ubator is unable to effectively allocate its resources and help grow the Network Companies, its stock price may be adversely affected and it may be unable to execute its business strategy.

If Inc.ubator is unable to assemble and maintain the required key employees, its ability to compete could be harmed.

         Inc.ubator's success is dependent on the retention and successful performance of its key personnel and the key personnel of its Network Companies. If one or more members of Inc.ubator's management, or the management of its Network Companies, were unable or unwilling to continue in their present positions, Inc.ubator's business and operations could be disrupted. If existing management proves inadequate to the success of Inc.ubator's business plan, then Inc.ubator may be unable to find and hire additional qualified management and professional personnel to help lead it and its Network Companies because competition for managers and professionals in the high technology and e-commerce industries is extremely tight.

         Inc.ubator's performance also depends on its ability to attract, retain and motivate additional key officers and employees. Inc.ubator may be unable to retain its employees or to attract, assimilate and retain other qualified employees with relevant e-commerce industry skills in the future. If Inc.ubator fails to attract, retain and motivate qualified employees, its business will be harmed.

Inc.ubator may be unable to implement its investment strategy on acceptable terms.

         Inc.ubator may have difficulty acquiring additional companies that complement its business strategy at acceptable prices. This could occur for many reasons, including:

         o A failure to agree on the terms of the acquisition, such as the amount or price of an acquired interest;

         o  Incompatibility with management of the company;

         o  Competition from other acquirors of e-commerce companies; and

         o  A lack of low-cost capital to acquire an interest in the company.

         Many of the acquiror companies with which Inc.ubator will compete for interest in Internet-related companies have substantially greater financial resources than Inc.ubator. Inc.ubator's management is aggressively pursuing other acquisition and investment opportunities, although except as disclosed herein, it does not have agreements with respect to any such opportunities. There is no assurance that any of these opportunities will materialize.

Inc.ubator recently completed significant acquisitions of businesses and technologies and Inc.ubator may make other business acquisitions in the future which may be difficult to integrate into its existing business and may disrupt or negatively impact its business.

         Inc.ubator recently made, and will continue to make investments in and acquisitions of complementary companies, technologies and assets that constitute critical aspects of its current and future business operations. If it fails to successfully integrate the operations of these companies, technologies or assets into its business, Inc.ubator may not be able to successfully execute its business strategy. Since November, 1999, Inc.ubator acquired CASA and EAL and substantial interests in eCard Solutions and InfoBase. In addition, the acquisition of ThemeWare is currently proposed.

         These and any future acquisitions may result in:

         o Difficulties in assimilating technologies, products, personnel and operations;

         o  Diversion of management's attention;

         o Entering markets in which Inc.ubator has no or limited prior experience;

         o  Loss of key employees of acquired organizations; and

         o Capital requirements in excess of what Inc.ubator currently anticipates.

         In the future, acquiring companies, assets or technologies may also require Inc.ubator to make cash payments, assume debt, incur large write-offs related to intangible assets and issue equity, that will dilute ownership interests of current stockholders.

Inc.ubator could become subject to regulation under the Investment Company Act of 1940 and its business decisions may be impacted by this act if Inc.ubator is to remain unregulated.

         Inc.ubator may have to take certain actions to avoid inadvertently becoming an investment company required to register under the Investment Company Act of 1940, as amended. To minimize the risk that it could be deemed a regulated investment company, Inc.ubator intends to apply to the SEC for an exemptive order from the Investment Company Act of 1940 on the basis that Inc.ubator is primarily and actively engaged in the business through its Network Companies. If Inc.ubator receives the exemptive order, it would not be regulated by the Investment Company Act of 1940 as long as it continues to be primarily engaged in e-commerce through majority-owned subsidiaries or controlled companies. However, Inc.ubator cannot be certain that the SEC will grant this exemption. If it does not, Inc.ubator may need to make significant changes to its business activities.

         Generally, a company must register under the Investment Company Act and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities. Under an alternative test, a company is not required to register under the Investment Company Act if not more than 45% of its total assets consist of, and not more than 45% of its net income is derived from, securities other than government securities and securities of majority-owned subsidiaries and companies primarily controlled by it.

Inc.ubator's interests in Network Companies will be heavily concentrated on the speculative Internet and e-commerce markets.

         The success of Inc.ubator's Network Companies depends on the development of the e-commerce market for moderate income consumers and small businesses, which is speculative and uncertain. The development of the e-commerce markets for moderate income consumers and small businesses are in the early stages. If widespread commercial use of the Internet does not develop in this market, or if the Internet does not develop as an effective medium for the provision of services and technology to these markets, the Network Companies may not succeed.

Internet competition is intense and barriers to entry are low.

 Competition for Internet products and services is intense. As the e-commerce markets for moderate income consumers and small businesses grow, management expects that competition will intensify. Barriers to entry are minimal, and competitors can offer products and services at a relatively low cost. Increased competition could result in price reductions, diminished demand, fewer customer orders, reduced gross margins and loss of market share. Network Companies compete for a share of a customer's or a small business' purchasing budget for goods and services, and compete to attract and retain a critical mass of buyers and sellers.

         In addition, certain of the potential competitors of the Network Companies have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and significantly larger existing customer bases than the Network Companies. These competitors may be able to respond more quickly to changes in consumer preferences and to devote greater resources to the development, promotion and sale of their products and services than Inc.ubator. There can be no assurance that Inc.ubator will be able to compete successfully with these competitors.

Inability of Network Companies to protect intellectual property could impede growth and value.

         Some of Inc.ubator's Network Companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others. In addition, effective patent, copyright and trademark protection may be unenforceable or limited in certain countries, and the global nature of the Internet makes it impossible for some of the Network Companies to control the dissemination of their work and use of their services.

Technological and equipment breakdowns could interrupt and adversely effect the business.

         Some of the Network Companies' businesses depend on the efficient and uninterrupted operation of their computer and communications hardware systems and related software. Any system interruptions could adversely affect the Network Companies' business, financial condition and operating results.

Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events.

 Capacity limits on some of the Network Companies' technology, transaction processing systems and network hardware and software may be difficult to project and they may not be able to expand and upgrade their systems to meet increased use. As the Network Companies' customer base begins to increase, they must expand and upgrade their technology, transaction processing systems and network hardware and software. The Network Companies may be unable to accurately project the rate of increase in demand for their goods and services. In addition, the Network Companies may not be able to expand and upgrade their systems and network hardware and software capabilities to accommodate an increased customer base, and the operations and processes of Inc.ubator's Network Companies may be disrupted.

The Internet and e-commerce businesses are rapidly developing and transforming, and pose numerous technological and market risks relating to security and reliability.

         Concerns regarding security of transactions and transmitting confidential information over the Internet may have an adverse impact on Inc.ubator's business. Company management believes that concern regarding the security of confidential information transmitted over the Internet prevents many potential customers from engaging in online transactions. If the Network Companies that depend on such transactions do not add sufficient security features to their future product releases, the Network Companies' products may not gain market acceptance or there may be additional legal exposure to them. The infrastructure of Network Companies will be vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents the security measures imposed by any one of the Network Companies, he or she could misappropriate proprietary credit or other information or cause interruption in operations of the Network Company. Security breaches that result in access to confidential information could damage the reputation of any one of the Network Companies and expose the Network Company affected to a risk of loss or liability.

         Some of the Network Companies may be required to make significant investments and efforts to protect against or remedy security breaches. Additionally, as e-commerce becomes more widespread, Network Company customers will become more concerned about security. If the Network Companies are unable to adequately address these concerns, their ability to sell their products, services and information content could be harmed.

Regulation of Inc.ubator's Internet businesses may increase, which could result in a reduction in revenues.

         Government regulations and legal uncertainties may place financial burdens on Inc.ubator's business and the businesses of Inc.ubator's Network Companies. As of the date hereof, there were few laws or regulations directed specifically at e-commerce. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as the collection of and use of data from website visitors and related privacy issues, pricing, content, copyrights, online gambling, distribution and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet and e-commerce in the moderate income consumer and small business markets, which could decrease the revenue of Inc.ubator's Network Companies and place additional financial burdens on Inc.ubator's business and the businesses of Inc.ubator's Network Companies.

         Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The U.S. Congress enacted Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing privacy, libel and taxation apply to Inc.ubator's business. The delays that these governmental processes entail may cause order cancellations or postponements of product purchases by our customers, which would seriously harm Inc.ubator's business. The rapid growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet business could result in a decrease in demand for Inc.ubator's products, which would cause a decline in Inc.ubator's revenues.

If there is a downturn in the market for Internet-related companies, Inc.ubator's ability to grow its business would be impaired.

         Inc.ubator's success could be impaired by future market conditions for Internet-related companies, as it is dependent on the health of this market for initial public offerings and other financings of the Network Companies. If the market for Internet-related companies and initial public offerings were to weaken for an extended period of time, the ability of the Network Companies to grow and access the capital markets will be impaired.

Fluctuations in Inc.ubator's stock price may result in a decline in the market price of Inc.ubator's common stock.

         Prior to November, 1999, there was no public market for Inc.ubator's Common Stock and currently there is only a limited market for these securities on the NASDAQ OTC Bulletin Board. Accordingly, the market price of Inc.ubator's Common Stock, like the market for Internet-related and technology companies in general, is highly volatile. Any significant fluctuations in the future might result in a material decline in the market price of Inc.ubator's Common Stock.

         The price at which Inc.ubator's Common Stock will trade in the future is likely to be highly volatile and may fluctuate substantially due to factors such as:

         o  Actual or anticipated variations in quarterly operating results;

         o  Announcements of technological innovations;

         o  New sales formats of new products or services;

         o Changes in or failure to meet financial estimates of securities analysts;

         o  Conditions or trends in the Internet industry;

         o Announcements by Inc.ubator or its competitors of significant acquisitions, strategic partnerships or joint ventures;

         o  Capital commitments;

         o  Additions or departures of key personnel; or

         o  Sales of Common Stock.

         In addition, the U.S. stock markets have from time to time experienced significant price and volume fluctuations that have affected the market price for the Common Stock of technology companies, particularly Internet companies. In the past, these broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Inc.ubator may become involved in this type of litigation in the future. Litigation is often expensive and diverts the attention and resources of management, which could harm Inc.ubator's business.

Possible Adverse Effect of Penny Stock Rules on Liquidity of the Company's Securities

         The SEC regulations define a "penny stock" to be an equity security not registered on a national securities exchange or for which quotation information is disseminated on the Nasdaq Stock Market that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         The foregoing required penny stock restrictions will not apply to the Company's securities if such securities are listed on the Nasdaq SmallCap Market and have certain price and volume information provided on a current and continuing basis, or meet certain minimum net tangible assets or average return criteria. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, which gives the SEC the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the SEC finds that such a restriction would be in the public interest. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be adversely effected.

Inc.ubator's unissued preferred stock may deter potential acquisition bids for Inc.ubator's business, including bids that may be beneficial to shareholders.

         Inc.ubator's amended and restated certificate of incorporation permits its board of directors to issue up to 25,000,000 shares of preferred stock in one or more series. The board of directors can fix the number of shares of each class and the voting rights, preferences, limitations and special rights, if any, without any further vote or action by Inc.ubator's stockholders. The issuance of shares of preferred stock without further action by Inc.ubator's stockholders may delay or prevent a change in control transaction. The issuance of shares of preferred stock may adversely affect shares of Common Stock held by current shareholders.

Delaware law may deter potential acquisition bids for its business, including bids which may be beneficial to shareholders.

         Delaware law may deter potential bidders for Inc.ubator's business. Inc.ubator is subject to the anti-takeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents the Company from engaging in a business combination with any interested stockholder for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a business combination includes a merger or consolidation involving Inc.ubator and the interested stockholder and the sale of more than 10% of Inc.ubator's assets. In general, Delaware law defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with, controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may opt out of the anti-takeover provisions. Inc.ubator does not intend to opt out of these anti-takeover provisions.

Certain of the Network Companies were acquired from affiliated parties and as a result were not the result of arms-length negotiations.

         Several of the members of Inc.ubator's management team, namely, Harry Weitzel, Chairman and Chief Executive Officer, Jason Galanis, President and Chief Operating Officer and Dr. Rory Knight, a director of Inc.ubator were principals of Thesseus International Asset Fund, NV ("Thesseus"), the entity from which Inc.ubator acquired its interests in EAL, eCard Solutions and InfoBase. In addition, Michael Bodnar is the CFO of Thesseus and a director of a subsidiary of Thesseus. CASA was acquired from K. Washington-Galanis Investments, LLC, a company controlled by Jason Galanis, the President and Chief Operating Officer of Incu.bator, and Kevin Washington, an Executive Vice President and director of Inc.ubator. Therefore, the transactions were not the result of arms-length negotiations and the related agreements may include terms and conditions that may be more or less favorable to Inc.ubator than terms contained in similar agreements negotiated with third parties.

A significant portion of Inc.ubator's outstanding Common Stock and all of the shares of preferred stock are owned by certain members of management and their affiliates.

         Certain members of management of Inc.ubator, specifically Kevin Washington and Jason Galanis, will own or control when issued, 100% of the outstanding preferred stock of Inc.ubator. As of March 31, 2000, management beneficially owned approximately 58.3% of Inc.ubator's capital stock (based on the issuance of shares agreed to be issued to Thesseus). See "Security Ownership of Certain Beneficial Owners and Management." Together these individuals will have sufficient voting power to control the outcome of all corporate matters submitted to the vote of shareholders, including the election of directors, changes in the size and composition of the Board of Directors, mergers, tender offers and open-market purchase programs that could give shareholders of Inc.ubator the opportunity to realize a premium over the then-prevailing market price for their shares. In addition, the concentration of ownership in these individuals and their affiliates could have the effect of delaying or preventing a change in control of Inc.ubator and may affect the market price of the Common Stock.

Inc.ubator does not intend to pay cash dividends for the foreseeable future.

         Inc.ubator has never declared or paid any cash dividends on its Common Stock. Inc.ubator does not anticipate paying any cash dividends on its Common Stock or any preferred stock in the foreseeable future.

Risks Particular to the Subsidiary CASA.

If CASA does not obtain the additional funding needed to implement its business plan, it will never attain profitable operations.

         The Company estimates that CASA will require approximately $1.5 million to complete its platform development and to implement its marketing plan. Substantial additional funding will also be required to support CASA's ongoing development and operations. CASA plans to seek such funding through equity and/or debt financing as well as from commercial financing sources that may be available. Inc.ubator currently has no commitments for such financing and no assurance can be given that it will be able to obtain financing on acceptable terms, if at all. In addition, because CASA has been newly organized and has not yet commenced operations, no assurance can be given that its business will ever generate material revenue or be commercially viable. See "Network Company Acquisitions - CASA@Home.com, Inc."

If CASA's websites cannot support the growth in electronic commerce, Inc.ubator's earnings could be reduced.

         If CASA does not develop its systems to sufficiently support growth in the demand for their services, Inc.ubator's business will be harmed. Specifically, Inc.ubator would be harmed if:

         o CASA fails to develop and expand its infrastructure, including its website, Internet software and servers to accommodate an increased number of users; and

         o CASA fails to adapt its products and services to be compatible with new technology, and are therefore unable to provide its services to users of the new technology.

CASA could face liability for information retrieved from or transmitted through its website, which could result in high litigation or insurance costs.

         As publishers and distributors of online content, CASA could face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that CASA intends to publish or distribute on its website. Any imposition of liability could negatively impact Inc.ubator's reputation and result in increased insurance costs. Claims have been successfully brought against online services. Although Inc.ubator will carry general liability insurance, its insurance may not cover claims of these types or may not be adequate to cover it for all liability that may be imposed.

If CASA is unable to develop and preserve its network capacity and technical operations, its business would be adversely affected.

         CASA's operations will be dependent on its ability to develop and protect its computer equipment and the information stored in its data centers against damage by fire, power loss, telecommunications failures, unauthorized intrusions and other events. Any damage or failure that causes interruptions in CASA's operations could have a material adverse effect on its business. Software defects and server and network expansion could also cause service outages. There can be no assurance that CASA's future efforts to prevent or reduce outages will be successful, and the failure to do so could have a material adverse effect on CASA's business.

CASA expects that it may experience seasonal fluctuations in its results of operations.

         Both subscriber acquisitions and the amount of time spent by customers using CASA's services may fluctuate seasonally. Member acquisition is expected to be highest in the autumn and winter months, when sales of new computers and computer software are highest due to the holiday season. Customer usage is expected to be lower in the summer months due largely to extended day-light hours and competing outdoor leisure activities.

If CASA is unable to obtain access to suitable content providers, it may never obtain profitable operations.

         As competition in the online services market intensifies, it may become more difficult or expensive to secure and retain content and/or content providers. If CASA is unable to obtain and maintain content, its ability to achieve profitable operations would be reduced.

If CASA does not stay abreast of rapidly changing technologies, its viability would be threatened.

         As online services evolve, CASA will be required to offer technological advances such as, for example, improved data compression and delivery of voice and full-motion video technologies. Currently, online services are accessed primarily by personal computers via modem. As online services become accessible by screen-based telephones, television or other consumer electronic devices, and become commercially deliverable over other wired conduits such as coaxial and fiber optic cable, CASA may have to develop new technologies or modify its existing technologies to keep pace with these developments. Pursuit of these technological advances will require substantial expenditures, and there can be no assurance CASA will succeed in adapting its business to alternate access devices and conduits.

Certain legal actions create uncertainties for CASA's business.

         The Federal Communications Commission is considering reforming the current system of access charges under which long distance telecommunications carriers pay local telephone companies for using local networks to complete long distance telephone calls. Historically, Internet service providers have been exempt from paying such network access charges. A change in the system of network access charges to require Internet service providers to pay network access charges could have a material adverse impact on the CASA's business.

CASA will face risks as a consequence of credit card relationships with its customers.

         CASA intends to retain the economic risks associated with the VISA(R) credit cards to be issued to its customers as part of CASA's marketing strategy. See "Network Company Acquisitions - CASA@Home.com, Inc." Therefore, CASA will face risks similar to those borne by eCard Solutions described below with respect to its reliance on third parties for issuance, processing and maintenance of credit card accounts, credit card fraud, credit risk, consumer protection and other laws, interest rate risk and other risks of credit card receivables and relationships.

Lending to moderate income borrowers may result in higher delinquencies, which could adversely impact CASA's revenues.

         Since CASA intends to market credit cards to moderate income consumers, certain of which are either unable or unwilling to obtain financing from traditional sources such as commercial banks, such lending is riskier than traditional lending because the extension of credit to these borrowers may entail a higher risk of delinquency and loss than loans made to borrowers who use traditional financing sources. While CASA intends to use underwriting standards and collection procedures designed to mitigate the higher credit risk associated with lending to these borrowers, its standards and procedures may not offer adequate protection against risks of default. In the event these borrowers experience higher delinquencies than anticipated, CASA's revenues would be adversely affected.

         CASA intends to maintain an allowance for credit losses to account for credit card receivables that are delinquent. The allowance is calculated based upon its estimate of the expected collectibility of these receivables outstanding based upon a variety of factors, including but not limited to economic conditions and credit and collateral considerations.

Uncertain acceptance of the Internet as a medium for product sales to moderate income customers may impact CASA's profitability.

         Use of the Internet by moderate income consumers is a relatively new development and market acceptance of the Internet by this consumer group is subject to a high level of uncertainty. CASA's future success will depend in part on its ability to significantly increase revenues, which will require the development and widespread acceptance of the Internet by moderate income consumers. There can be no assurance that CASA's target market group of consumers will be willing to purchase products or services over the Internet.

         There can be no assurance that CASA's products and services will be attractive to a sufficient number of users to generate significant revenues. There can also be no assurance that CASA will be able to anticipate, monitor and successfully respond to rapidly changing technology and consumer preferences so as to continually attract and retain a sufficient number of customers. If CASA is unable to develop and implement competitively priced products that allow it to attract, retain and expand its customer base, its revenues would be materially adversely affected.

Risks Particular to the Subsidiary Eikos Acquisition Limited.

The payments received from EAL are subject to fluctuations which are outside Inc.buator's control, which could reduce Inc.ubator's earnings.

         Inc.ubator can make no representation as to the amount of the payments it will receive through EAL since this amount will be based on factors beyond Inc.ubator's control. See "Network Company Acquisitions -- Eikos Acquisition Limited" for an explanation of this payment. These include, among others, the financial resources of The Credit Store and its ability to generate credit card receivables. In addition, Eikos Management LLC ("Eikos"), an entity in which EAL owns 49.5%, is administered by Ionian Trust Company Limited ("Ionian"), a company controlled by a brother of the Company's President, pursuant to an agreement (the "Administration Agreement") dated August 31, 1998. The Administration Agreement grants Ionian the right to determine the amount and timing of any distributions that may be made to the members of EAL. Accordingly, although EAL has, in effect, a 49.5% interest in the royalty revenue stream, Ionian will control the amount and timing of any distributions to EAL.

Risks Particular to the Subsidiary, eCard Solutions.

Since eCard Solutions cannot issue credit cards, other than through an agreement with a bank, its business could be severely disrupted if its bank agreements were terminated.

         Because eCard Solutions does not have a bank charter, it cannot issue credit cards other than through agreements with banks. CorTrust Bank, N.A, Sioux Falls, South Dakota ("CTB") and First National Bank of Brookings, South Dakota ("FNB") are the issuing banks for eCard Solution's credit cards and are responsible for compliance and regulatory issues. If eCard Solutions' issuing agreements with CTB and/or FNB were terminated or otherwise disrupted, there is a risk that eCard Solutions would not be able to enter into an agreement with alternate providers on terms that eCard Solutions considers favorable, or in a timely manner without disruption of the eCard Solutions' business, in which case its revenues would be adversely affected. See "Network Company Acquisitions -- eCard Solutions, Inc."

If the third parties on which eCard Solutions relies to market its credit cards were unable to fulfill their duties, eCards Solutions revenues would be reduced.

         eCard Solutions is dependent on arrangements with various third parties to market its credit card programs. If these marketing firms are unable to continue operations or otherwise unable to fulfill their duties under these marketing arrangements, eCard Solutions' revenues would be reduced. One of these arrangements is with InfoBase, an affiliated company.

Because eCard Solutions outsources its account processing functions, any disruption or termination of that outsourcing relationship could harm eCard Solutions' business.

         Pursuant to its agreements with CTB and FNB, eCard Solutions outsources account processing functions for the credit card accounts to CTB and FNB. In addition, card maintenance is outsourced to First Data Resources, Inc. If these agreements were terminated or otherwise disrupted, there is a risk that eCard Solutions would not be able to enter into similar agreements with alternate providers on terms that eCard Solutions considers favorable, or in a timely manner without disruption of eCard Solutions' business, in which case its financial condition and results of operations would be adversely affected.

eCard Solutions will require substantial additional funding to support its ongoing development and operations, as well as its credit card receivables.

         Substantial additional funding will also be required to support eCard Solutions' ongoing development, operations and credit card receivables. eCard Solutions plans to seek such funding through equity and/or debt financing as well as from commercial financing sources that may be available. Inc.ubator currently has no commitments for such financing and no assurance can be given that it will be able to obtain financing on acceptable terms, if at all. In addition, because eCard Solutions has been in business a relatively short period of time, no assurance can be given that its business will ever generate material revenue or be commercially viable.

If eCard Solutions is unsuccessful in evaluating the creditworthiness of its clients, it may not price its credit products so as to attain profitable operations.

         eCard Solutions may be unsuccessful in evaluating the creditworthiness of its clients and may not price its credit products so as to attain profitable operations. eCard Solutions' target market generally has a higher risk of nonpayment, higher frequencies of delinquencies and higher credit losses than consumers who are served by more traditional providers of consumer credit. Some of the consumers included in eCard Solutions' target market are consumers who are dependent upon finance companies, who have only retail store credit cards and/or are lacking general purpose credit cards, and consumers who may have had delinquencies, defaults or, in some instances, a bankruptcy in their credit histories.

Certain of eCard Solutions' products may not be able to successfully compete with other products, which would negatively impact eCard Solutions' revenues.

         eCard Solutions has several competitors who provide credit cards to the moderate income consumer market, including Capital One, Cross Country Bank, First National Bank of Marin, First Premier, Renaissance Bank and Providian National Bank. These institutions whose primary or sole focus on the moderate income consumer or non prime market currently have a dominant market share position. eCard Solutions may not be able to compete with companies that have greater capital resources and technology than eCard Solutions.

Consumer protection laws may make collection of credit card account balances more difficult or may expose eCard Solutions to the risk of litigation.

         Federal and state consumer protection laws regulate the creation and enforcement of consumer loans, including credit card accounts and receivables. Changes or additions to those regulations could make it more difficult to collect payments on credit card receivables. The U.S. Congress or state or local legislatures could pass legislation limiting the finance charges and fees that may be charged on credit card accounts. The impact could be a reduction of eCard Solutions revenues. Receivables that do not comply with consumer protection laws may not be valid or enforceable in accordance with their terms against the obligors on those receivables.

         Any failure by eCard Solutions or CTB, as the issuer of the credit cards or servicer of the credit card accounts, to comply with legal requirements could significantly impair the ability of eCard Solutions to collect the full amount of the credit card account balances and may expose such parties to the risk of litigation under state and federal consumer protection statutes, rules and regulations.

Changes in law may increase eCard Solutions' credit losses and administrative expenses, restrict the amount of interest and other charges imposed on the credit card accounts or limit eCard Solutions' ability to make changes to existing accounts.

         Numerous legislative and regulatory proposals are advanced each year which, if adopted, could harm eCard Solutions' profitability or limit the manner in which eCard Solutions conducts its activities. Changes in federal and state bankruptcy and debtor relief laws may increase eCard Solutions' credit losses and administrative expenses. More restrictive laws, rules and regulations may be adopted in the future which could make compliance more difficult or expensive, further restrict the amount of interest and other charges imposed on credit card accounts originated or marketed by eCard Solutions, limit eCard Solutions' ability to make changes to the terms on existing accounts or otherwise significantly harm eCard Solutions' business.

Litigation affecting credit cards may have unpredictable results.

         In October, 1998, the U.S. Justice Department filed a complaint against MasterCard International Incorporated, Visa U.S.A., Inc. and Visa International, Inc., asserting that duality (the overlapping ownership and control of both the MasterCard and Visa associations by the same group of banks) restrains competition between Visa and MasterCard in the market for general purpose card products and networks in violation of the antitrust laws. The government seeks as relief that only member banks "dedicated" to one association be permitted to participate in the governance of that association. In addition, the complaint challenges the rules adopted by both MasterCard and Visa that restrict member banks from joining American Express, Discover/Novus or other competitive networks. MasterCard and Visa have stated that they consider the suit without merit, and intend to deny the allegations of the complaint. Neither the ultimate outcome of this litigation nor its effect on the competitive environment in the credit card industry if the lawsuit succeeds can be predicted with any certainty.

Interest rate changes may adversely impact eCard Solutions' business.

         The rate of interest eCard Solutions pays on its borrowings may increase if market interest rates rise. If the rate of interest eCard Solutions earns does not increase by the same amount, its earnings could be reduced. Earnings could also be hurt in a period of falling interest rates if the rates on its consumer loans fall faster than those on its borrowings.

eCard Solutions faces fraud and other risks associated with the issuance of credit cards.

         eCard Solutions faces the risk of fraud by accountholders and third parties, as well as the risk that increased criticism from consumer advocates and the media could hurt consumer acceptance of its products. There is also a risk of litigation, including class action litigation, challenging eCard Solutions' product terms, rates, disclosures, collections or other practices, under state and federal consumer protection statutes and other laws. If a cardholder sought protection under Federal or state bankruptcy or debtor relief laws, a court could reduce or discharge completely the cardholder's obligations to repay amounts due on its account and, as a result, the related receivables would be written off as uncollectible.

Network Company Acquisitions

         CASA@Home.com, Inc.

         In November 1999, as the initial step in implementing its strategy, Inc.ubator acquired CASA from K. Washington-Galanis Investments LLC, an entity owned by Jason Galanis and Kevin Washington, for two million shares of Common Stock. CASA is a recently formed company which intends to develop an Internet-based consumer portal which will focus on providing moderate income consumers access to the financial and non-financial benefits of the Internet. The sole asset of CASA at the date of acquisition was certain intellectual capital and a business plan for an Internet-based provider of services.

         CASA intends to offer a bundle of four primary services in order to introduce the moderate income consumer to the benefits of the Internet. The bundle will consist of: (1) a new VISA(R) `E-Commerce' credit card, (2) a low cost non-PC Internet access device, (3) low cost ISP service, (4) highly customized subscriber content services.

         Because the Internet makes possible lower offering, distribution and transaction costs, CASA believes its systems will offer subscribers the ability to reduce their expenditures, thereby increasing the income available for discretionary spending. Toward that end, CASA intends to position itself as a facilitating portal. Further, since these moderate income consumers tend to be relatively unsophisticated in the use of what is still a somewhat complex technology, CASA believes that they will be less migratory than more affluent consumers. As a result, CASA believes that its subscriber base will not experience the attrition rates of more typical Internet product and service providers. CASA believes that it may be able to acquire and maintain a proprietary subscriber base of several hundred thousand users. CASA's basic program is expected to deliver a no cash, up front means for new Internet users to obtain an Internet access device, a no-security deposit credit card required for e-commerce, low cost monthly Internet access and personal empowerment informational services only available through the Internet.

         CASA intends to enter into an agreement with eCard Solutions, an affiliate, to issue a VISA(R) credit card to its subscribers, which can be used anywhere, including on the Internet; more particularly through CASA's proposed web portal which is currently under development, which will be installed as the home page on the Internet access device provided to the subscriber. CASA's proprietary database management systems monitor the activity of the card, the credit file and the web portal, simultaneously providing statistically based information to better assess individual customer requirements. CASA's ability to issue a VISA(R) credit card will provide its customers with a payment mechanism for e-commerce transactions that CASA plans to facilitate, while simultaneously providing CASA (and Inc.ubator) with statistically based information to better assess individual customer requirements, which will be integrated into its network.

         CASA intends to distinguish itself by managing complex database systems, in order to provide targeted services relevant to moderate income consumers. In addition, CASA believes the credit card will provide an efficient subscriber acquisition tool. CASA believes that there will be several important revenue channels available to it:

         o  Recurring monthly subscriber fee;

         o  Non-recurring initial subscriber fee;

         o  A monthly per account fee from the credit card issuer;

         o  Value-added/cross sell opportunities; and

         o  Advertising revenue.

         Eikos Acquisition Limited

         Concurrent with the acquisition of CASA, Inc.ubator also acquired 100% of the stock of EAL from Thesseus in exchange for 3.0 million shares of Common Stock (adjusted for stock split) and 8.5 million shares of Series A Preferred Stock convertible into 17.0 million (adjusted for anti-dilution on conversion) shares of common stock. Three of the Company's directors were directors of Thesseus. EAL, through Eikos holds the technology licensing rights to a database management system developed at the founder's prior business, described below. The licensing agreement also calls for royalty payments to be made to Eikos.

         Inc.ubator's management believes that the technology may be useful to CASA and has granted CASA an unrestricted licensing right. Further, management believes that the gross royalty agreement paid by The Credit Store provides Inc.ubator with a more consistent cash flow.

         EAL is a corporation formed in October, 1999 under the laws of the Isle of Man, which, through other assets, is eligible to receive a royalty payment equal to 49.5% of an amount up to $24 million (the "Fee"). This amount is based upon the only material asset of EAL, which is a 49.5% equity interest in Eikos, a limited liability company with its principal asset being a Mutual Business Development Agreement (the "MBDA") with The Credit Store, Inc. (OTCBB: PLCR). The Credit Store is a nationwide financial services company, with offices in Sioux Falls, South Dakota. Pursuant to the MBDA, Eikos is entitled to the Fee, based on a percentage of gross credit card receivable originations (as defined in the MBDA) produced during a period ending on May 31, 2005. Approximately $1.7 million of the $24 million limit had been paid prior to Inc.ubator's acquisition of EAL. As amended, the MBDA obligates The Credit Store to pay Eikos $75,000 per month in cash through May 2005 and accrue any Fee overage. At that time, the parties will determine the aggregate amount of the Fee then earned by Eikos and any difference between the amount earned up to an aggregate of $24 million and the amount previously paid, will be remitted to Eikos by The Credit Store. In consideration for the accrual, The Credit Store is also obligated to pay Eikos a monthly deferral fee of $22,500 in cash or, at its option, $25,000 in performing credit cards, commencing June 1, 1999.

         The MBDA also permits Eikos to use, outside of the United States and Canada, proprietary technology developed at The Credit Store and other intellectual property relating to the administration and information processing of databases connected with consumer credit cards, and the electronic consumer credit business generally.

         eCard Solutions, Inc.

         On January 18, 2000, Inc.ubator acquired, through a wholly-owned subsidiary, Shanecy Holding, Inc. ("SHI"), 400 shares of preferred stock in eCard Solutions which were initially convertible into approximately 40% of eCard Solutions. This interest in eCard Solutions and InfoBase was acquired from Thesseus through a merger, effective January 11, 2000, between SHI and a subsidiary of Thesseus, in return for two million common shares of the Company. Three of the Company's directors were directors of Thesseus.

         eCard Solutions is a specialty financial services company that intends to use proprietary database mining, marketing techniques, automated systems and information technology to issue credit cards to moderate income consumers. eCard Solutions will manage the resulting portfolio of accounts in an attempt to ensure that they remain in a performing status. General purpose credit cards have become the primary payment mechanism for e-commerce transactions over the Internet. eCard Solutions is headquartered in Sioux Falls, South Dakota. eCard Solutions management has over ten years of experience in the origination and servicing of credit cards.

         The income level of moderate income consumers ($25,000 to $50,000 per year) presents a profile that is unattractive to the majority of credit card issuers who are focused on the upper income consumer that can qualify for gold and platinum cards. Given their economic circumstances, eCard Solutions believes moderate income consumers that have had access to credit, often experience problems due largely to circumstances beyond their control (i.e. employment interruption, marriage break-up, extended uninsured illness, etc.). Once a credit problem has tarnished an individual's credit report, it becomes extremely difficult to obtain new credit, regardless of the change in the individual's economic circumstances. Compounding the credit access problems of many moderate income consumers is the fact that they generally have not been schooled in the basics of personal financial management.

         To address the opportunity represented by what eCard Solutions believes is an underserved, 30 million to 40 million household market, eCard Solutions intends to use its proprietary data mining, neural network analysis and database management software, to identify those moderate income consumers who it believes have a high probability of handling a credit card responsibly. It is intended that identified individuals will be sent direct mail pieces, which will be followed up by telephone contact. The telephone contact is intended to focus the consumer on the offer, gather comprehensive current information so that underwriting the credit application can properly evaluate the consumer's present financial status and educate the consumer on the importance of the timely payments. eCard Solutions believes that the telephone contact also represents the first important step in building a personalized relationship between eCard Solutions and the customer. The initial credit limit established will generally be $300 to $2,500, which will permit the borrower to demonstrate that the credit now available can be successfully handled. The consumer will earn additional credit in two ways. First, as the balance owed is paid down, automatic access will be provided to additional credit up to the approved limit. Second, as successful payment performance is demonstrated, the credit limit will be increased. Thus consumers will be given every incentive to properly handle the credit made available, as a means of improving their overall credit profile, as well as gaining expanded credit availability from eCard Solutions.

         eCard Solutions intends to establish relationships with leading vendors regarding credit card origination, issuing, processing and servicing. Through these relationships, eCard Solutions anticipates that it will be able to cost-effectively optimize the operational aspects of its business, as well as scale up or down as conditions and circumstances warrant. In turn, Inc.ubator believes these arrangements will permit eCard Solutions' management to concentrate their efforts and energies on marketing and account management functions.

         eCard Solutions intends to use several companies to market its programs and acquire customers. One of the companies used will be InfoBase, an affiliated company described below. Unsecured VISA(R) credit cards will be issued to eCard Solutions' customers through an Issuing and Participation Agreement with CTB. CTB will be responsible for compliance and regulatory issues, account set up, daily settlement, customer service, complaints, and customer correspondence, as well as all aspects of account servicing and delinquency management under eCard Solutions' oversight and in accordance with eCard Solutions' policies. eCard Solutions has advised Inc.ubator that it has also entered into an agreement with Universal Transactions, Inc. ("UTI") to provide fully automated, on line, credit scoring and application processing and underwriting. UTI's system accesses the consumer's credit report and automatically evaluates it relative to underwriting guidelines that have been established by eCard Solutions and CTB. First Data Resources, Inc. will be responsible for all credit card payment processing, collections, and billing.

         eCard Solutions also intends to market credit cards to moderate income consumers via the Internet. Developmental efforts are currently underway with respect to an Internet based, online account processing and underwriting system. Upon completion, the consumer would be able to apply for eCard Solutions products online and be given a credit approval decision in seconds, all in accordance with eCard Solutions' pre-established underwriting criteria. eCard Solutions further intends to provide interactive customer service support, permitting the customer to make online inquiries regarding their applications and obtain other account information, make inquiries, resolve account issues, etc.

         On March 13, 2000, a transaction was completed by which: (i) eCard Solutions issued 255 shares of Common Stock to three new stockholders who also became employees of eCard Solutions, (ii) eCard Solutions filed an amendment to its articles of incorporation to create two separate series of preferred stock (i.e. Series A and Series B) and to change its name to eCard Solutions from its former name of Brunswick Capital Partners, Inc., (iii) eCard Solutions issued to Inc.ubator 1,000,000 shares of Series B Preferred Stock for $1,000,000, to be paid on an installment basis, and (iv) eCard Solutions repurchased 255 shares of Common Stock from one of its existing stockholders. eCard Solutions has the right to redeem the Series B preferred shares held by Inc.ubator for $1.00 per share until March 1, 2003. The preferred stock originally acquired by Inc.ubator was reclassified as Series A Preferred Stock.

         As a result of this transaction, the Series A Preferred Stock is convertible into 20% of the Common Stock of eCard Solutions at any time after March 1, 2003 if the Series B Preferred Stock has been redeemed on or before such date. If the Series B Preferred Stock has not been redeemed on or before such date, then the Series A Preferred Stock and the Series B Preferred Stock will, together, be convertible by Inc.ubator into 40% of the Common Stock of eCard Solutions. Inc.ubator agreed to pay the $1,000,000 purchase price for the Series B preferred shares in four equal installments of $250,000 on March 13, 2000, April 13, 2000, May 12, 2000 and June 12, 2000, respectively. Failure to pay any of the required installments would result in forfeiture of all or part of the Series B Preferred Stock and up to $250,000 in prior installments paid by Inc.ubator. As of June 28, 2000 only $250,000 of the $1,000,000 purchase price had been paid. On May 24, 2000, eCard Solutions delivered Inc.ubator a notice of default on its obligation. Inc.ubator is currently negotiating with eCard Solutions to restructure this transaction so that no further payments on the part of Inc.ubator will be required. Although Inc.ubator believes that the restructuring of this transaction is in the best interests of Inc.ubator and its shareholders, the parties have not yet received a formal agreement on this matter.

         InfoBase Direct Marketing Services, Inc.

         On January 18, 2000, Inc.ubator acquired, through SHI, preferred stock in InfoBase, convertible into 49% of the outstanding Common Stock of InfoBase. Through a wholly-owned subsidiary, SHI, the Company acquired 400 preferred shares in eCard Solutions, convertible into 40% of the common stock of eCard Solutions. This interest in eCard Solutions and InfoBase was acquired from Thesseus through a merger, effective January 11, 2000, between SHI and a subsidiary of Thesseus, in return for two million common shares of the Company.

         InfoBase is an information based, technology driven direct marketing company that designs, develops and implements sophisticated inbound and outbound marketing programs using the Internet and computerized call management systems for companies targeting the moderate income consumer. InfoBase has developed proprietary software to facilitate sales tracking, data mining, neural networking and data base management designed to individually target consumers. The management of InfoBase has over 60 years experience designing and implementing inbound and outbound programs to moderate income consumers. InfoBase is headquartered in Carlsbad, California.

         InfoBase provides its clients inbound/outbound telemarketing and Internet based services consisting of direct sales activities, integrated direct mail programs, call list analysis profiling, sales tracking, data analysis and reporting. Dialing strategies are created and distributed as calling campaigns to the sales agents. InfoBase's computerized call management system utilizes predictive dialers that automatically dial telephone numbers, determine if a live connect is made and present connected calls to a sales agent.

         InfoBase provides inbound teleservices support for activities such as customer service, response to customer inquiries and order processing. InfoBase uses automated call distributors (Voice Response Units) to direct callers to the appropriate agent, who has access to on-line support databases to address customers' needs. Scripts are drafted and approved by the client for sales agents to use. To enable quality assurance, call monitoring and sales verification are employed. All sales confirmations are recorded and management personnel verify accuracy and authenticity of transactions.

         InfoBase uses the latest technologies to extract data from the client's database for sales/performance analysis and reporting. Data-Mining, neural networking and fuzzy logic software helps InfoBase's staff design, develop and analyze key information for clients relative to the performance of their programs. Reports are produced on request, daily, weekly and monthly. Pre and post sales analysis of call lists are provided for the client so it may evaluate the effectiveness of Shanecy, Inc.'s sales techniques and strategies.

         InfoBase provides integrated direct mail programs that are developed and tailored to each client's customer base. InfoBase believes it achieves a higher response rate to the mailing as calling campaigns are implemented to coincide with the mail.

         Given the growing potential of primary channel alternatives, InfoBase is constantly expanding its capabilities in database marketing. InfoBase has brought its customer list in house for this first phase as its database sophistication is expanded. Registration cards and periodic customer surveys assists InfoBase in understanding its customer and measure the success of the marketing, sales and product activities. Profile overlays of other lists fill in the awareness gaps. This in-house presence provides the sales and technical support teams with tools that streamline operations while updating customer knowledge. InfoBase's customer information system helps in making sound decisions by providing historical answers to the marketing questions posed.

         Inc.ubator and its wholly-owned subsidiary, SHI, amended their agreement with Thesseus with respect to the acquisition of eCard Solutions and InfoBase to change the delivery date of the 2,000,000 shares of Common Stock that Thesseus was entitled to receive as consideration from February 29, 2000 until the filing of Inc.ubator's amended and restated certificate of incorporation, which occurred on June 1, 2000.

Employees

         At March 31, 2000, the Company employed directly one person on a full-time basis and no persons on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Executive Officers

         The information required to be included in this Form 10-KSB regarding the company's executive officers is incorporated by reference from certain information contained in the Registrant's definitive proxy statement for its 2000 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the Registrant's fiscal year covered by this report.

Item 2.  Description of Property

         The Company presently has a three year lease for office space at 9777 Wilshire Boulevard, Suite 718, Beverly Hills, CA 90212. The lease has an annual rental cost of approximately $120,000.00. It expires on March 31, 2003 and there is no renewal option.

Item 3.  Legal Proceedings

         From time to time, the Company is involved as plaintiff or defendant in various other legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2000. Holders of a majority of the issued and outstanding Common Stock approved certain actions by written consent adopted on April 24, 2000, including an amendment and restatement of the Company's Certificate of Incorporation, the adoption of a Stock Option Plan, and approval of the Company's acquisition of EAL and CASA as described in the Company's Information Statement dated April 26, 2000, which was mailed on April 28, 2000 to shareholders of record as of April 24, 2000.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

         The Company's Common Stock is currently traded on the NASDAQ OTC Bulletin Board ("NASDAQ Bulletin Board") under the symbol "IBTR" (recently changed from "SECY" pursuant to the Company's name change to Inc.ubator Capital, Inc.). The Common Stock began trading on the NASDAQ Bulletin Board on December 1, 1999. Prior to the commencement of trading on the NASDAQ Bulletin Board, there was no active trading market for the Common Stock.

         The following table sets forth the high and low closing prices of the Common Stock from, December 1, 1999, the date on which the Common Stock commenced trading on the NASDAQ Bulletin Board through March 31, 2000. On June 23, 2000, the closing price of the Common Stock on the NASDAQ Bulletin Board was $3.50. The prices in the table reflect interdealer prices without retail markup or commissions and may not represent actual transactions.

                   Quarter Ended                               High         Low
---------------------------------------------------         --------      ------
December 31, 1999 (December 1, 1999 through
    December 31, 1999).............................         $ 4.0625      $ 2.00

March 31, 2000.....................................         $  13.00      $ 3.75


         On May 12, 2000, the Company's common stock was listed and began trading internationally in Germany on the Third Market Segment of the Frankfurt Stock Exchange by the Deutsche Borse AG. The trading symbol is "SW6" and the German securities code is 935 139. The Frankfurt Stock Exchange is a leading European exchange with a technology orientation. Recently, the London Stock Exchange and Deutsche Borse announced their plans for a merger of equals to create a new company, to be called iX. In addition, iX and NASDAQ have signed a memorandum of understanding to create a pan-European, high growth market.

         As of March 31, 2000, there were 602 record holders and approximately 800 beneficial holders of the Common Stock.

         On December 30, 1999, the Company effected a two-for-one stock split (in the form of a 100% stock dividend). The stock price information in the table above has been adjusted to reflect this stock dividend.

         During fiscal 2000, the Company did not pay any cash dividends on its Common Stock. The payment by the Company of cash dividends in the future is in the sole discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and financial condition, as well as other relevant factors.

         As a Delaware corporation, the Company may not declare and pay cash dividends on its capital stock if the amount paid exceeds an amount equal to the excess of the Company's net assets over paid-in-capital or, if there is no excess, its net profits for the current and/or immediately preceding fiscal year.

         On November 11, 1999, the Company issued 4,000,000 shares (as adjusted for the stock split) of Common Stock to K. Washington-Galanis Investments LLC in connection with the acquisition of CASA.

         On November 11, 1999, the Company issued 3.0 million shares (as adjusted for the stock split) of its Common Stock and agreed to issue 8.5 million shares of Series A preferred stock to Thesseus in connection with the Company's acquisition of EAL.

         On January 18, 2000, the Company agreed to issue 2.0 million shares of Common Stock to Thesseus in connection with the Company's acquisition of an interest in eCard Solutions and Infobase.

         On January 24, 2000, the Company granted an option to purchase 500,000 shares to a shareholder of the Company at an exercise price of $7.00 per share.

         On February 8, 2000, the Company issued warrants to Donner Corp. International to purchase 12, 500 shares of the Company's Common Stock as consideration for investment banking and related services. Such warrants have an exercise price of $12.00 per share. The Company also agreed to issue warrants to purchase an additional 37,500 shares of its common stock as follows: 12,500 warrants with an exercise price of $14.00 per share upon the Company's stock price closing at $25.00; (b) 12,500 shares with an exercise price of $16.00 per share upon the Company's stock price closing at $35.00; and (c) 12,500 warrants with an exercise price of $18.00 per share upon the Company's stock price closing at $45.00. The warrants expire on November 1, 2003.

         On December 29, 1999, the Company issued 400,000 shares (as adjusted for the stock split) of Common Stock to OTC Filing.com, Inc. as partial consideration for financial consulting and investor relations services provided.

         On May 16, 2000, in consideration for services rendered under an investor relations agreement, the Company issued Sabre Communications, Inc. a warrant to purchase 200,000 shares of its Common Stock, with an exercise price of $4.00 per share for a two year term commencing on November 16, 2000.

         On May 22, 2000, in consideration for investment services, the Company issued Quadrant Investment Bankers a warrant to purchase 100,000 shares of its Common Stock, with an exercise price of $4.00 per share for a two year term commencing on November 22, 2000.

         On May 12, 2000, in consideration for obtaining a listing on the Frankfurt Stock Exchange and for ongoing long-term market making sponsorship services, the Company issued Berliner Freiverkehr a warrant to purchase 200,000 shares of its Common Stock, with an exercise price of $7.00 per share for a two year term commencing on May 12, 2000.

         As of March 31, 2000, the Company granted, pursuant to its Share Option Plan, options to purchase an aggregate 10,500,000 common shares to certain officers and directors at exercise prices of between $0.04 and $2.00 per share. The options have either a five or ten year term and are currently exerciseable.

         On June 7, 2000, the Company voluntarily withdrew its application to the Nasdaq SmallCap Market. The Company currently plans on resubmitting its application in the future.

         Exemption from registration for the issuance described above was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sales did not involve a public offering. As a result, such securities are subject to certain transfer restrictions.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation

Background

         On November 11, 1999, the two existing directors of Inc.ubator resigned and appointed Jason W. Galanis and Kevin L. Washington to replace them. Prior to this event, the Company was inactive and had no material assets or liabilities. On November 19, 1999, three additional Directors were appointed and on December 31, 1999, three final appointments were made, bringing the total number of Directors to eight. As described in the Current Report on Form 8-K/A filed on January 25, 2000, the Company, a development stage enterprise, changed its business direction as a result of the Company's new management team and launched a new business plan to act as an Internet-related operating company that concentrates on businesses using the Internet to provide products and services to the moderate income consumer and small business markets. Since acquiring control of the Company in mid-November of 1999, current management has been concluding the initial acquisitions discussed below, including negotiating the recent proposed acquisition of ThemeWare.

General

         The Company has a limited operating history upon which to base an evaluation of its business. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. In addition, because the Company acquires significant interests in companies which concentrate on businesses using the Internet to provide products and services to moderate income consumers, many of which generate net losses, it is experiencing, and expects to continue to experience, significant volatility in its operating results. The Company does not know when or if it will report net income, and it expects that it will report net losses in many quarters for the foreseeable future. See "Risk Factors - Inc.ubator has no significant operating history upon which to assess the viability of its business strategy and management."

         The Company intends to evaluate, on an ongoing basis, the carrying value of its ownership interests in and advances to its Network Companies for possible impairment, based on achievement of business plan objectives, the financial condition and prospects of the Network Companies and other relevant factors. Such factors may be financial or non-financial in nature.

Effect of Accounting Methods

         The various interests that Inc.ubator acquires in its Network Companies are accounted for under the equity, consolidation or cost method. The applicable accounting method is generally determined based on the Company's voting interest in the Network Companies. In the future, the presentation of the Company's financial statements may differ from period to period, primarily due to whether or not it applies the consolidation method or the equity method. This could result if its voting interest in a company either rises above or drops below 50%. See Note 2 of the notes to the Consolidated Financial Statements for a detailed discussion of these accounting methods.

Results of Operations for the Year Ended March 31, 2000

         The fiscal year of the Company ended March 31, 2000 reflects start-up results only as Inc.ubator began operations November 11, 1999, a period of approximately five months.

         The Company's reported results of operations include all amounts for the parent company, Inc.ubator, and its wholly-owned subsidiary companies, CASA, EAL and SHI. As all three subsidiaries were either formed or acquired recently and/or have limited operations, their operating results were not a material part of the operating results of the consolidated entity for the year ended March 31, 2000. The acquisition of EAL was accounted for as a recapitalization of the Company as the Company had no substantive operations prior to the transaction. Accordingly, the comparative financial statements were restated to reflect the investment in Eikos as if it had been owned by the Company since December 2, 1997, the date it was acquired by Thesseus. Since the Company commenced its new business strategy in November 1999, comparisons to prior years are not appropriate.

         During the 2000 fiscal year, the Company had no significant operations other than the acquisition of the entities described herein. The Company reported a net operating loss of $1.1 million, or $0.08 per share, for the year ended March 31, 2000.

         Revenue. The Company had revenue of $580 for the year ended March 31, 2000 which represents interest from funds on deposit. As reflected in Note 2 (d) of the consolidated financial statements, the Company accounts for payments received from Eikos under the MBDA on a cost recovery basis and hence no revenue will be recognized until the carrying value of the asset has been reduced to zero.

         Expenses. The Company had expenses of $1.1 million for the fiscal year ended March 31, 2000 of which consulting and legal fees represented $434,000 and $365,000, respectively. The Company's expenses related to the commencement of operations as a public company, the acquisitions of the companies discussed herein and the preparation of the information statement and other securities documents. Expenses also included audit and accounting expenses of $73,000 and an administration fee payable to Thesseus Services Ltd., a subsidiary of Thesseus, of $71,000. Non cash expenses reflected in the Company's loss for the year amounted to $332,500.

Financial Condition

         At March 31, 2000, the Company's assets were comprised primarily of the investments and intellectual property described below.

         CASA and Eikos Acquisition. On November 11, 1999, the Company acquired 100% of CASA from K. Washington-Galanis Investments, LLC and 100% of the stock of EAL from Thesseus. See "Network Company Acquisitions" for further details regarding these acquisitions. The carrying value of assets acquired in the transactions is $6,447,494 as of March 31, 2000 and is reflected as "Investments" and "Intellectual capital" on the consolidated balance sheet. See
Note 4 of the audited consolidated financial statements for the year ended March 31, 2000 included in this Form 10K-SB, for a description of these investments.

         eCard Solutions and InfoBase Acquisition. On January 18, 2000, the Company acquired interests in eCard Solutions and InfoBase from Thesseus, a related party. The investments were transferred at book values previously recorded by Thesseus totaling $6,644,787 and are reflected in "Investments" in the consolidated balance sheet attached. Reference is made here to Note 4 of the consolidated financial statements for additional information regarding these acquisitions.

         On March 13, 2000, eCard Solutions created two separate series of preferred shares. The then existing 400 preferred shares acquired were reclassified as Series A and have a total redemption value equal to the $6,276,996 carrying value acquired. Additionally, the Company committed to invest $1.0 million in eCard Solutions through the acquisition of one million Series B preferred shares in eCard Solutions. Payment was to be made in four equal installments of $250,000 on March 13, April 13, May 12 and June 12, 2000. At March 31, 2000, $250,000 had been paid and the balance of $750,000 was reflected as a note payable in the consolidated financial statements. Inc.ubator has determined that the interests of its shareholders would best be served by attempting to restructure this transaction so as to eliminate any future payments for the Series B preferred stock. As of June 28, 2000, Inc.ubator and eCard Solutions were in negotiations but had not yet reached formal agreement on this matter. If Inc.ubator's negotiations with eCard Solutions are unsuccessful, eCard Solutions could retain the $250,000 already paid and Inc.ubator could be required to return all of the Series B preferred shares acquired from eCard Solutions, which would have a negative impact on the Company's financial condition and results of operations. See "Risk Factors - If Inc.ubator is unsuccessful in re-negotiating its investment commitment with eCard Solutions it may lose a portion of its investment in eCard Solutions."

         The Company had an accumulated deficit of $1.1 million at March 31, 2000.

Liquidity and Capital Resources

         A major objective of Inc.ubator is to raise sufficient capital to fund growth, fulfill Inc.ubator's business strategy and meet all cash requirements with cash and short term equivalents.

         The primary source of cash to date has been Inc.ubator's debt financing described below. The primary use of cash has been for general and administrative expenses and the initial installment of $250,000 made to e-Card Solutions to fund the partial payment for the Series B preferred shares. At March 31, 2000, Inc.ubator had a cash balance of approximately $10,000. Inc.ubator expects negative cash flows from operations to continue for the foreseeable future, as it continues to develop and implement its business strategy.

         During the fiscal year ended March 31, 2000, the Company's operations were financed primarily through intermediate-term advances from shareholders and other investors known to Company principals ($390,000), short-term advances from related parties ($158,782), short-term accounts payable ($455,779) and cash flow from the Company's 49.5% interest in Eikos, which the Company holds through its wholly-owed subsidiary, EAL ($148,500). Through this investment, the Company has to date been eligible to receive up to $37,125 per month pursuant to the terms of the MBDA. Shares were also issued for services and options were granted in exchange for payment of company expenses. The Company has used share for share exchanges in connection with its acquisitions. During fiscal 2000, the Company issued 4.0 million shares (as adjusted for the stock split) of common stock to an entity controlled by two directors in connection with the acquisition of CASA. The Company also agreed to issue 5.0 million shares (as adjusted for the stock split) of its common stock to Thesseus in connection with the acquisition of EAL, eCard Solutions and InfoBase.

         At March 31, 2000, the Company had a working capital deficit of approximately $1.2 million. The Company anticipates that it will require substantial additional financing to fund its ongoing operations and has secured commitments for a portion of those requirements. Further, the Company is currently exploring various options to raise additional capital. The Company currently anticipates it will need to raise approximately $30.0 million over the next 12 to 18 months in order to fund its obligations to ThemeWare, to implement its business strategy, including the funding of further acquisitions, and to fund operating expenses. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, it may not be able to continue. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the Company's business performance.

         On December 20, 1999, the Company declared a 2 for 1 stock split in the form of a 100% stock dividend which was payable to stockholders of record on December 30, 1999.

Future Initiatives

         On May 22, 2000, the Company entered into a Term Sheet to acquire all of the outstanding capital stock of ThemeWare and an Interim Operating Agreement under which Inc.ubator assumed management oversight of ThemeWare. In connection with the Interim Operating Agreement, Inc.ubator has entered into Voting Agreements with a majority of the outstanding shareholders of ThemeWare, whereby the shareholders have agreed to vote their shares in favor of a proposed merger of Inc.ubator and ThemeWare pursuant to the terms agreed to by the parties in a term sheet.

         ThemeWare is a branded consumer and small business Internet company comprised of Internet Connectivity/Hosting, Application Services, Merchant Services and a Portal that acts as a hub/entry point for customers and their web experience. ThemeWare's principal customer acquisition product is The Internet Tool Box(TM), an innovative multi-media kit that provides an array of software and tutorials that teaches the novice everything they need to know about accessing and using Internet. While there are similarities with the CDs, etc. offered by Internet Service Providers to acquire subscribers, the Internet Tool Box(TM) offers a much more comprehensive set of multi-media materials that not only eases the users entry onto the Internet but greatly enhances their ability to more quickly and effectively use the Internet as well.

         Upon completion of the ThemeWare acquisition, together with its existing Network Companies Incubator intends to offer consumers and small businesses various bundled packages of services and technology which include access devices, support services, affinity discounts on non-discretionary purchases, as well as offering important financial services through Visa/MasterCard and other financing programs Inc.ubator is developing.

         Partnered with CASA, ThemeWare will form the main engine of the Inc.ubator network. The staffs of Inc.ubator and ThemeWare are already hard at work on ways in which to improve the effectiveness of ThemeWare's operations and achieve improved financial efficiencies. With the ability to share technology and Internet portals with ThemeWare, management believes CASA will be positioned to move forward with its plans in a more timely and cost effective manner than originally anticipated. Further, the ThemeWare acquisition may provide a leveragable platform to market the Company's other Internet-based financial services products and lifestyle services.

         ThemeWare's experience in assisting small business owners to compete on the Web can be leveraged into providing a wide array of continuing support services. Incubator considers this to be an important capability as it believes that becoming a true value added Support Portal can enable ThemeWare and Inc.ubator's other Network Companies to create stronger client-vendor relationships and the enhanced potential for generating multiple recurring revenue streams.

         Inc.ubator believes that the ThemeWare acquisition, if and when completed, will benefit Inc.ubator and its shareholders because the acquisition will:

         o  Increase its consolidated revenues;

         o Enable the Network Companies to take advantage of certain operating and other synergies;

         o Improve its ability to raise capital by providing an established revenue base and significantly greater technological resources;

         o Increase product offerings which will potentially enable Inc.ubator to more rapidly implement its business plan;

         o  Provide potential cross marketing opportunities; and

         o Acquire technical expertise, which would allow Inc.ubator to more quickly develop the CASA website and accelerate the growth of eCard Solutions and InfoBase.

         There can be no assurance as to whether or when the ThemeWare acquisition will be completed. See "Recent Developments" for additional details regarding the proposed acquisition of ThemeWare.

         Under the terms of the transaction as currently proposed, ThemeWare's shareholders will receive $135.0 million of Inc.ubator's stock for their shares. Inc.ubator anticipates that revenues will increase as a result of ThemeWare's revenues which were $19.7 million for the twelve months ended March 31, 2000

Year 2000 Issue

         As of March 31, 2000, Company management had no knowledge of any Year 2000 computer problems that have had, are having or will have a material adverse effect on the Company's financial condition or results of operations.

         The Company has completed its assessment of its information technology systems, as well as its non-information technology systems. The Company reasonably believes that it will not be materially adversely affected by Year 2000 issues.

Item 7.    Financial Statements

                                                                        Page
                                                                        ----

Report of Independent Chartered Accountants                              54

Consolidated Balance Sheets                                              55

Consolidated Statements of Operations                                    56

Consolidated Statements of Stockholders' Equity                          57

Consolidated Statements of Cash Flows                                    59

Notes to Consolidated Financial Statements                               60

AUDITORS' REPORT TO THE STOCKHOLDERS


We have audited the consolidated balance sheets of Inc.ubator Capital, Inc. (formerly Shanecy, Inc., a Development Stage Enterprise) as at March 31, 2000 and 1999 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and 1999 and for the period from incorporation on May 31, 1994 to March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2000 and 1999 and the results of its operations and its cash flows for the years ended March 31, 2000 and 1999 and for the period from incorporation on May 31, 1994 to March 31, 2000 in accordance with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP
---------------------
Chartered Accountants


Vancouver, Canada

June 9, 2000

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Expressed in U.S. Dollars)
March 31, 2000 and 1999

==================================================================================================
                                                                        2000              1999
--------------------------------------------------------------------------------------------------
                                                                                        (note 3)
Assets

Current assets:
     Cash                                                          $     10,694       $        122
     Receivable from related parties (note 7(a))                         24,540               --
     Refundable deposits                                                150,000               --
     Prepaids                                                            37,912               --
--------------------------------------------------------------------------------------------------
                                                                        223,146                122

Investments (note 4)                                                 14,090,281          6,807,038

Intellectual capital                                                      2,000               --
--------------------------------------------------------------------------------------------------

                                                                   $ 14,315,427       $  6,807,160
==================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                      $    455,779       $       --
     Payable to related parties (note 7(a))                             183,322               --
     Note payable to eCard Solutions, Inc. (note 4(b))                  750,000               --
--------------------------------------------------------------------------------------------------
                                                                      1,389,101               --

Notes payable (note 5)                                                  390,000               --
--------------------------------------------------------------------------------------------------
                                                                      1,779,101               --

Stockholders' equity:
     Share capital:
         Authorized:
               20,000,000 common shares with par value of $0.001
         Issued and fully paid:
               17,655,000 (1999 - 10,665,000) common shares              17,655             10,665
     Common shares to be authorized and issued (note 4(b))                2,000               --
     Preferred shares to be authorized and issued (note 4(a))         6,592,494               --
     Additional paid-in capital                                       7,008,872               --
     Equity of Thesseus in Eikos (note 3)                                  --            6,807,038
     Deficit accumulated during the development stage                (1,084,695)           (10,543)
--------------------------------------------------------------------------------------------------
                                                                     12,536,326          6,807,160

Contingency (note 4(b))
Subsequent events (note 10)
--------------------------------------------------------------------------------------------------

                                                                   $ 14,315,427       $  6,807,160
==================================================================================================

See accompanying notes to consolidated financial statements.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Expressed in U.S. Dollars)

================================================================================
                                      Period from
                                 incorporation on
                                          May 31,
                                          1994 to      Year ended     Year ended
                                        March 31,       March 31,      March 31,
                                             2000            2000           1999
--------------------------------------------------------------------------------

Revenue:
     Interest                         $       580     $       580       $     -

Expenses:
     Accounting and audit                  72,500          72,500             -
     Administration fees (note 7(b))       70,765          70,565             -
     Consulting                           434,338         434,338             -
     Credit card fees and expenses         29,444          29,444             -
     Legal                                364,888         364,888             -
     Marketing                              8,634           8,634             -
     Miscellaneous                          7,580           4,002          3,578
     Payroll                               37,985          37,985             -
     Printing                              18,832          18,832             -
     Regulatory filings                     3,566           3,566             -
     Stock transfer fees                    5,666           5,666             -
     Telephone                              4,070           4,070             -
     Travel                                 8,167           8,167             -
--------------------------------------------------------------------------------
                                        1,066,435       1,062,657          3,578
--------------------------------------------------------------------------------

Net loss                              $ 1,065,855     $ 1,062,077       $  3,578
================================================================================

Basic loss per share                  $      0.12     $      0.08       $   0.00
================================================================================

See accompanying notes to consolidated financial statements.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity
(Expressed in U.S. Dollars)

Period from incorporation on May 31, 1994 to March 31, 2000

====================================================================================================================================
                                                                             Preferred          Common
                                                                          shares to be    shares to be    Additional
                                                    Common                  authorized      authorized       paid-in    Accumulated
                                                    shares     Par value    and issued      and issued       capital        deficit
------------------------------------------------------------------------------------------------------------------------------------
June 14, 1994
  Shares issued for services                       100,000      $      1   $      --       $      --     $        99    $      --
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1995                            100,000             1          --              --              99           --
July 31, 1995
  Shares issued                                     37,000          --            --              --           3,700           --
Net loss, year ended March 31, 1996                   --            --            --              --            --             (100)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                            137,000             1          --              --           3,799           (100)

Net loss, year ended March 31, 1997                   --            --            --              --            --             --
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1997                            137,000             1          --              --           3,799           (100)

December 2, 1997
  Acquisition of equity of Thesseus in Eikos          --            --       7,177,500*           --            --             --

February 28, 1998
  Shares issued for services                       100,000             1          --              --              99           --
February 28, 1998
  Forward stock split 45:1                      10,428,000           105          --              --            (105)          --


Net loss, year ended March 31, 1998                   --            --            --              --            --             (100)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998                         10,665,000           107     7,177,500            --           3,793           (200)
September 30, 1998
  Eikos distributions                                 --            --        (370,462)*          --            --             --
October 7, 1998
  Change par value from $0.00001 to $0.001            --          10,558          --              --          (3,793)        (6,765)

Net loss, year ended March 31, 1999                   --            --            --              --            --           (3,578)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                         10,665,000        10,665     6,807,038            --            --          (10,543)

(Continued on next page)

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Continued)
(Expressed in U.S. Dollars)

Period from incorporation on May 31, 1994 to March 31, 2000

====================================================================================================================================
                                                                             Preferred          Common
                                                                          shares to be    shares to be    Additional
                                                    Common                  authorized      authorized       paid-in    Accumulated
                                                    shares     Par value    and issued      and issued       capital        deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance Forward, March 31, 1999                 10,665,000        10,665     6,807,038            --            --          (10,543)

September 14, 1999
  Cancellation of shares issued for services    (9,000,000)       (9,000)         --              --           9,000            --

September 16, 1999
  Forward stock split 2:1                        1,665,000         1,665          --              --            --           (1,665)

September 28, 1999
  Forward stock split 1.5:1                      1,665,000         1,665          --              --            --           (1,665)

November 10, 1999
  Eikos distributions                                 --            --        (214,544)*          --            --             --

November 11, 1999
  Shares issued on acquisition of
    CASA@Home, Inc. and
    Eikos Acquisition Limited                    3,500,000         3,500     6,592,494            --            --             --

December 29, 1999
  Shares issued - 50,000 for cash,
    200,000 for services                           250,000           250          --              --         124,750           --

December 30, 1999
  Stock dividend                                 8,745,000         8,745          --              --            --           (8,745)

January 10, 2000
  Shares issued for services                        40,000            40          --              --          19,960           --

January 18, 2000
  Acquisition of investments in eCard
    Solutions, Inc. and InfoBase Direct
    Marketing Services, Inc. (2,000,000 shares)       --            --            --           2,000       6,642,787           --

January 24, 2000
  Payment for stock options                           --            --            --              --         150,000           --

February 14, 2000
  Shares issued for services                       125,000           125          --              --          62,375           --

Net loss, year ended March 31, 2000                   --            --            --              --            --       (1,062,077)
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                         17,655,000      $ 17,655   $ 6,592,494     $   2,000     $ 7,008,872    $(1,084,695)
====================================================================================================================================

* The transactions prior to November 11, 1999 relate to the Company's acquisition of the equity of Thesseus in Eikos, and distributions from Eikos paid to Thesseus on the Company's behalf (note 3).

See accompanying notes to consolidated financial statements.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Expressed in U.S. Dollars)

===============================================================================================================
                                                                Period from
                                                           incorporation on
                                                                    May 31,
                                                                    1994 to        Year ended       Year ended
                                                                  March 31,         March 31,        March 31,
                                                                       2000              2000             1999
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                 $  (1,065,855)    $  (1,062,077)    $     (3,578)
     Items not involving cash:
         Common shares issued for services                          182,700           182,500               -
         Payment of expense for stock options                       150,000           150,000               -

     Changes in non-cash operating working capital:
         Increase in refundable deposits                           (150,000)         (150,000)              -
         Increase in prepaids                                       (37,912)          (37,912)              -
         Increase in accounts payable
           and accrued liabilities                                  455,779           455,779               -
---------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                         (465,288)         (461,710)          (3,578)

Cash flows from investing activities:
     Investment in eCard Solutions, Inc.                           (250,000)         (250,000)              -
     Distributions from Eikos Acquisition Limited                   148,500           148,500               -
---------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                         (101,500)         (101,500)              -
---------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Notes payable                                                  390,000           390,000               -
     Issuance of common shares                                       28,700            25,000               -
     Advances from related parties, net                             158,782           158,782               -
---------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                      577,482           573,782               -
---------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                          10,694            10,572           (3,578)

Cash, beginning of period                                                -                122            3,700
---------------------------------------------------------------------------------------------------------------

Cash, end of period                                           $      10,694     $      10,694     $        122
---------------------------------------------------------------------------------------------------------------

Supplementary information (note 9)

See accompanying notes to consolidated financial statements.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------

1.   General:

     Inc.ubator Capital, Inc. ("Inc.ubator" or the "Company") was incorporated on May 31, 1994 under the laws of the State of Delaware in the United States of America (the "United States"). The Company changed its name from Shanecy, Inc. effective as of the filing of an amended and restated certificate of incorporation on June 1, 2000. The Company is an Internet-related operating company that invests in businesses that use the Internet to provide products, services and personal empowerment information directed toward moderate-income consumers. As the Company has not generated significant revenues from these activities since its incorporation, it is considered for financial reporting purposes to be a development stage enterprise. Being a development stage enterprise does not impact the accounting principles applied.

2.   Significant accounting policies:

     (a) Going-concern assumption:

         These financial statements have been prepared in accordance with generally accepted accounting principles in the United States that are applicable to a going concern, which assume that the Company will continue its operations and be able to satisfy its obligations as they come due through fiscal 2001. As at March 31, 2000, the Company has a working capital deficiency of $1,165,955, incurred a loss during the 2000 fiscal year of $1,062,077 and has not generated a profit since incorporation. Future operations of the Company depend upon the continued financial support of stockholders and common controlled companies. Management is of the opinion that the going concern assumption is appropriate, and is currently evaluating different alternatives to increase the Company's capital. As disclosed in note 10, subsequent to March 31, 2000, the Company has taken certain steps to provide additional capital to finance operations.

     (b) Principles of consolidation:

         The various interests that the Company acquires in its investee companies are accounted for under one of the following three methods as appropriate in the circumstances: consolidation, equity method and cost method. The applicable accounting method is generally determined by the Company's voting interest in each company.

         These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Shanecy Holdings, Inc. ("SHI"), Eikos Acquisition Limited ("EAL") and CASA@Home, Inc. ("CASA"). Companies in which the Company directly or indirectly owns more that 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, an investee company's results of operations are reflected within the Company's consolidated statement of operations, and inter-company accounts and transactions are eliminated. Participation of other stockholders in the earnings or losses of a consolidated investee company that is not wholly-owned will be reflected in the caption "minority interest" in the Company's consolidated statement of operations. Minority interest adjusts the Company's consolidated earnings (loss) so that they only reflect the Company's share of the earnings or losses of the consolidated investee company.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 2
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (b) Principles of consolidation (continued):

         Investee companies whose results are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee company depends on an evaluation of several factors, including representation on the investee company's board of directors and ownership percentage, which is generally a 20% to 50% interest in the voting securities of the investee company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the investee company. Under the equity method of accounting, the investee company's accounts are not reflected within the Company's consolidated financial statements; however, the Company's share of the earnings or loss of the investee company will be reflected in the caption "equity income (loss)" in the consolidated statement of operations. The Company's investees accounted for under the equity method have December 31 fiscal year ends, and accordingly in the Company's annual consolidated financial statements it will record the investees' results of operations based on their fiscal year ended immediately preceding March 31. The excess of cost over net assets acquired for equity accounted investments will be amortized to earnings on a straight-line basis over ten years.

         Investee companies not accounted for under the consolidation or equity method are accounted for under the cost method of accounting. Under this method the carrying value of long-term investments is cost unless there is a permanent impairment in value. The Company's share of the earnings or losses of such companies will only be included in the consolidated statement of operations to the extent of dividends received from post-acquisition retained earnings of the investee company.

     (c) Measurement uncertainty:

         Financial statements prepared in conformity with generally accepted accounting principles in the United States require management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and the disclosure of contingencies as at the date of the balance sheet, and the revenues and expenses recognized in the period. Assumptions underlying asset valuations are limited by the availability of reliable data and the uncertainty of predictions concerning future events. By their nature, asset valuations include a subjective element. Accordingly, amounts actually realized or incurred may vary from recorded amounts.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 3
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (d) Revenue recognition:

         Payments received from Eikos Management LLC ("Eikos") under the Mutual Business Development Agreement ("MBDA") are accounted for using the cost recovery basis, whereby the full amount of the payment reduces the carrying value of the investment. Payments received after the carrying value has been reduced to zero will be recognized as revenue when earned.

     (e) Valuation of shares:

         Shares issued for services are recorded at the fair value of the services rendered, unless not readily determinable, in which case the shares are valued based on the most recent issuance of shares for cash.

     (f) Earnings (loss) per share:

         Basic per share amounts are calculated based on the weighted average number of shares outstanding and give retroactive effect to the stock splits, stock dividend and share cancellation to the beginning of the periods presented. Net income (loss) per share ("EPS") is computed using the weighted average number of common shares outstanding during the year of 13,272,616 (1999 - 9,990,000; from incorporation on May 31, 1994 to March 31, 2000 - 8,611,764). Fully diluted earnings (loss) per share has not been disclosed as the effect of the exercise of options, warrants and the conversion of convertible preferred shares would be anti-dilutive.

     (g) Stock options:

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying shares exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for stock options granted to employees and directors, and has adopted the disclosure requirements of SFAS No. 123. For options granted to others, compensation cost will be recognized equal to the fair value of the options at the date of grant.

     (h) Cash and cash equivalents:

         For the purpose of the statements of cash flows, all highly liquid investments with an initial term to maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as at March 31, 2000 or 1999.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 4
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


2.   Significant accounting policies (continued):

     (i) Income taxes:

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered unlikely that a deferred tax asset will be realized, a valuation allowance is provided.

         The Company, SHI and CASA are subject to taxation in the United States. EAL is subject to taxation in the country of its domicile, the Isle of Man.

     (j) Foreign currency:

         Monetary items denominated in a foreign currency are translated into United States dollars, the Company's functional currency, at exchange rates in effect at the balance sheet date and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenues and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income.

     (k) Comparative figures:

         Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.


3.   Recapitalization and change in business direction:

     Control of the Company changed on November 11, 1999 at which time a new Board of Directors was appointed. The Company, under the direction of its new Board, has initiated a business plan to act as a publicly traded Internet-related operating company that invests in and operates businesses that use the Internet to provide products, services and personal empowerment information directed toward the moderate-income consumer market.

     Concurrent with the above event, the Company acquired its interest in EAL (note 4(a)). This transaction has been accounted for as a recapitalization of the Company as the Company had no substantive operations prior to the transaction. Accordingly, the comparative financial statements have been restated to reflect the investment in Eikos as if the Company had owned it since December 2, 1997, the date it was acquired by the vendor. The other assets and liabilities of the Company have not been adjusted, as their values were considered by management to have approximated fair values.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 5
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------

3.   Recapitalization and change in business direction (continued):

     Also on November 11, 1999, the Company agreed with K. Washington-Galanis Investments, LLC ("WGI"), a private investment entity controlled by two Company directors, to acquire 100% of CASA for 2,000,000 common shares of the Company. The shares were issued to 19 investors represented by WGI. The sole asset of CASA at the date of acquisition was certain intellectual capital and a business plan for an Internet-based provider of services. The Company carries this asset at the par value of the shares issued which represents the cost base of the former owners.



4.   Investments:

     ========================================================================================
                                                                       2000              1999
     ----------------------------------------------------------------------------------------
     Cost recovery basis of accounting:
         Eikos                                         (a)     $  6,445,494       $ 6,807,038
     Equity basis of accounting:
         eCard Solutions, Inc. preferred shares:
              Series A                                 (b)        6,276,996                -
              Series B                                 (b)        1,000,000                -
     InfoBase Direct Marketing Services, Inc.          (c)          367,791                -
     ----------------------------------------------------------------------------------------
                                                                  7,644,787                -
     ----------------------------------------------------------------------------------------

                                                               $ 14,090,281       $ 6,807,038
     ========================================================================================

     As at March 31, 2000, all of the above investments are accounted for by the cost method. These investments were acquired from Thesseus International Asset Fund N.V. ("Thesseus"), (with the exception of the eCard Solutions, Inc. Series B preferred shares), and were transferred at the book values previously recorded by Thesseus. Thesseus is considered a related party by virtue of two Company directors also being, directly and indirectly, stockholders of Thesseus.

     (a) Eikos:

         The Company, through its wholly-owned subsidiary EAL, holds a 49.5% interest in Eikos.

         On November 11, 1999, the Company acquired 100% of EAL from Thesseus in exchange for 1.5 million common shares and 8.5 million convertible preferred shares (subject to adjustment for anti-dilution upon conversion) to be issued immediately after the Company's Articles of Incorporation are amended to authorize the Company to issue preferred shares. Such amendment occurred June 1, 2000. Each preferred share is convertible into one common share of the Company.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 6
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


4.   Investments (continued):

     (a) Eikos (continued):

         EAL is a corporation formed in October, 1999 under the laws of the Isle of Man. The sole asset of EAL, as described below, is a 49.5% equity interest in Eikos, which is recorded at its carrying value in EAL. The principal asset of Eikos is the MBDA dated October 8, 1996, as amended December 16, 1997 and September 1, 1998, with The Credit Store, Inc. ("TCS"), an unrelated publicly-held Delaware corporation. TCS is a nationwide financial services company engaged in the acquisition and recovery of non-performing consumer receivables and the origination and servicing of credit cards. It acquires portfolios of non-performing consumer receivables and originates new credit cards to those consumers who satisfy certain credit criteria and agree to pay all or a portion of the outstanding amount due on their debt.

         The MBDA entitles Eikos to receive payments generally equal to five percent of certain monthly "performing" credit card production of TCS. The aggregate payments to Eikos under the terms of the MBDA, as amended, are limited to a maximum of $24,000,000. Approximately $1.7 million of this amount had been paid prior to the Company's acquisition of EAL.

         As amended September 1, 1998, the MBDA obligates TCS to pay Eikos a monthly royalty payment of $75,000 in cash from June 1, 1999 through May 31, 2005, plus an additional $22,500 cash or, at the option of TCS, $25,000 in performing credit card receivables with provision for a final balloon payment within 90 days of May 31, 2005.

         The monthly payment is accounted for on a cost recovery basis with the value of the investment in Eikos reduced for all payments received (see note 2(d)).

         Eikos is administered by Ionian Trust Company, a Republic of Ireland corporation owned by a brother of the Company's President. Pursuant to an administration agreement dated August 31, 1998, Ionian has the right to determine the amount and timing of any distributions that may be made to the members of Eikos.

     (b) eCard Solutions, Inc.:

         On January 18, 2000, the Company acquired, through a wholly-owned subsidiary, Shanecy Holdings, Inc. ("SHI"), 400 preferred shares in eCard Solutions, Inc. ("eCard", formerly Brunswick Capital Partners, Inc.), convertible into 40% of the common stock of eCard. This interest, together with a preferred share interest in InfoBase Direct Marketing Services, Inc. ("InfoBase") (note 4(c)), was acquired from Thesseus through a merger, effective January 11, 2000, between SHI and a subsidiary of Thesseus, for which the Company agreed to issue 2 million common shares to Thesseus. The initial purchase agreement was revised to provide that delivery of the 2 million shares would not be required until the filing and effectiveness of an amended and restated certificate of incorporation with the Secretary of the State of Delaware to increase the Company's authorized capital, which occurred on June 1, 2000. The investment was transferred at the book value previously recorded by Thesseus of $6,276,996.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 7
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


4.   Investments (continued):

     (b) eCard Solutions, Inc. (continued):

         eCard is a national, specialty financial services company that uses proprietary database mining, marketing techniques, automated systems and information technology to issue credit cards to moderate-income consumers. eCard manages the resulting portfolio of accounts in an attempt to ensure that they remain in a performing status.

         In a recapitalization effected on March 13, 2000, eCard created two separate series (A and B) of preferred shares. The 400 shares purchased on January 18, 2000 were reclassified as Series A preferred shares. The Company acquired 1 million Series B preferred shares in eCard for $1,000,000, to be paid in four equal instalments of $250,000 on March 13, April 13, May 12 and June 12, 2000. $750,000 remains as a note payable at year end. On May 24, 2000, eCard delivered the Company a notice of default on its obligation. As at June 9, 2000, none of the remaining instalment payments on the note have been made and the shares and initial investment are subject to forfeiture under the Company's agreement with eCard, although management has indicated an intention, on the part of both parties, to renegotiate the terms of the Company's investment commitment. If Inc.ubator's negotiations with eCard are not successful, eCard could retain the $250,000 already paid and Inc.ubator could be required to return all of the Series B preferred shares and write-off that investment net of the unpaid balance of the note.

         On or before March 1, 2003, eCard can redeem, in whole but not in part, the Series B preferred shares for $1.00 per share. If the Series B shares are not redeemed before March 1, 2003, Series A and Series B preferred shares held by the Company may be converted, at the option of the Company, into 40% of eCard's outstanding common shares, on a fully-diluted basis. If the Series B shares are redeemed before March 1, 2003, Series A preferred shares may at any time after March 1, 2003, at the option of the Company, be converted into 20% of eCard's outstanding common shares, on a fully-diluted basis.

         The audited financial statements of eCard (a Development Stage Enterprise) as at December 31, 1999 show total stockholders' equity of approximately $5,200,000, total liabilities of approximately $900,000 and total assets of approximately $6,100,000, substantially all of which is represented by non-performing consumer debts. Stockholders' equity is net of a deficit of approximately $1,240,000 accumulated during the development stage. eCard has a working capital deficiency of $175,000, a loss for its 1999 fiscal year of $690,000 and has not generated profit since incorporation. Future operations of eCard depend on the continued financial support of stockholders (including Inc.ubator) and common controlled companies.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 8
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


4.   Investments (continued):

     (c) InfoBase:

         On January 18, 2000, the Company acquired, through SHI, 4,900 preferred shares in InfoBase convertible into a 49% participating interest. This interest, together with a preferred share interest in eCard (note 4(b)), was acquired from Thesseus through a merger, effective January 11, 2000, between SHI and a subsidiary of Thesseus, for which the Company agreed to issue 2 million common shares to Thesseus. The initial purchase agreement was revised to provide that delivery of the 2 million shares would not be required until the filing and effectiveness of an amended and restated certificate of incorporation with the Secretary of the State of Delaware to increase the Company's authorized capital, which occurred on June 1, 2000. The investment was transferred at the book value previously recorded by Thesseus of $367,791.

         InfoBase is an information-based, technology-driven direct marketing company that designs, develops and implements sophisticated inbound and outbound marketing programs on behalf of credit card companies that target the moderate-income consumer. In support of its marketing efforts, InfoBase has developed proprietary software to facilitate sophisticated sales tracking, support activities such as customer service and order processing, data mining, neural analysis and database management.

         The audited financial statements of InfoBase (a Development Stage Enterprise) as at December 31, 1999 show a stockholders' deficit of approximately $25,000, total liabilities of $125,000 and total assets of $100,000, the majority of which are fixed assets. Stockholders' deficit includes a deficit of $395,000 accumulated during the development stage. InfoBase has a working capital deficiency of $75,000, a loss for its 1999 fiscal year of $240,000 and has not generated profit since incorporation. Future operations of InfoBase depend upon the continued financial support of stockholders (including Inc.ubator) and common controlled companies.


5.   Notes payable:

     Notes payable are unsecured, bear interest at 8% per annum payable on maturity and are repayable on April 27, 2001. $290,000 of these notes are payable to stockholders of the Company.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 9
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------

6.   Stock options and warrants:

     (a) Stock Option Plan:

         During fiscal 2000, the 1999 Stock Option Plan (the "Plan") was approved by the stockholders, whereby common shares of the Company may be issued to designated employees, officers and directors pursuant to the Plan, as approved by the Compensation Committee or the Board of Directors. Subject to stockholder approval of an increase in the authorized share capital of the Company, as at March 31, 2000, the Company has granted, pursuant to the Plan, options to purchase an aggregate of 10,500,000 common shares to certain officers and directors at exercise prices of between $0.04 and $2.00 per share. Subsequent to year end, on April 24, 2000, the stockholders approved an increase in the authorized share capital of the Company, which was formalized with the filing of an amended and restated certificate of incorporation on June 1, 2000 (note 10(d)). Consequently, compensation expense in respect of these options granted subject to stockholder approval will be recorded at the date of stockholder approval on April 24, 2000.

     The following table summarizes the status of options outstanding under the
     Plan:

     ==========================================================================================================
                                                                            Stock options             Weighted
                                                                              outstanding        average price
     ----------------------------------------------------------------------------------------------------------

     Outstanding, April 1, 1998 and 1999                                               -           $        -
     Granted during 2000                                                       10,500,000                 0.42
     Exercised during 2000                                                             -                    -
     Forfeited during 2000                                                             -                    -
     ----------------------------------------------------------------------------------------------------------

     Outstanding, March 31, 2000                                               10,500,000          $      0.42
     ==========================================================================================================

     Exercisable, March 31, 2000                                               10,500,000
     ==========================================================================================================

     The following table provides details of options outstanding at March 31, 2000:

     ==========================================================================================================
                                      Number                                           Number
                                 outstanding        Weighted        Weighted      exercisable         Weighted
      Range of                      March 31,    average life        average        March 31,          average
      exercise price                    2000        remaining          price             2000            price
     ---------------------------------------------------------------------------------------------------------
                                                     (years)
      $0.04 to $0.045              8,500,000             4.6        $  0.045        8,500,000         $  0.045
      $2.00                        2,000,000             9.5            2.00        2,000,000             2.00
     ---------------------------------------------------------------------------------------------------------

                                  10,500,000             5.5       $    0.42       10,500,000        $    0.42
     ==========================================================================================================

     The Plan provides that the Compensation Committee or the Board of Directors may determine vesting or exercisability of any option granted, but, if not otherwise determined, options will vest and be exercisable at the date of grant. The 10,500,000 options granted will terminate on the earlier of five or ten years after the date of issuance or ninety days after the optionee ceases to be affiliated with the Company.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 10
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------

6.   Stock options and warrants (continued):

     (b) Other options:

         The Company has issued options to an unrelated party, which are not covered by the 1999 Stock Option Plan, for consideration of $150,000. These options were granted on January 24, 2000, are for 500,000 common shares, have an exercise price of $7.00 and are exercisable for two years from the date of grant.

     (c) Warrants to purchase shares:

         On February 4, 2000, the Company signed an Investment Banking Agreement with Donner Corp. Pursuant to this agreement the Company issued, on February 8, 2000, 12,500 warrants to purchase common shares at $12.00 per share. The agreement also stipulated the issuance of three additional tranches as follows:

         o 12,500 warrants exercisable at $14.00, to be issued immediately after the first day that the Company's Common Stock closes at or above $25.00; and

         o 12,500 warrants exercisable at $16.00, to be issued immediately after the first day that the Company's Common Stock closes at or above $35.00; and

         o 12,500 warrants exercisable at $18.00, to be issued immediately after the first day that the Company's Common Stock closes at or above $45.00.

         All of the warrants covered by this agreement are no longer exercisable after November 1, 2003.


7.   Related party balances and transactions:

     (a) Amounts receivable from/payable to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

     (b) The Company was charged $70,565 (1999 - $0) in administration fees by Thesseus Services Ltd., a wholly-owned subsidiary of Thesseus.


8.   Income taxes:

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

     As of November 11, 1999, through its subsidiary EAL, the Company owns 49.5% of the equity of Eikos, an Isle of Man limited liability company (note 4(a)). Eikos is a party to the MBDA with TCS, the successor to Service One International Corporation under the MBDA, which operates within the United States.

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 11
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


8.   Income taxes (continued):

     The MBDA provides that Eikos is to provide certain consumer debt portfolio acquisition and financing services to TCS, outside the United States, and that Eikos is to treat income received under the MBDA as a distribution from an entity taxed as a partnership. It is possible that the United States Internal Revenue Service could assert that such income is income effectively connected to the United States. In the opinion of management of the Company, the outcome of such assertion is not determinable at this time. However, the Company intends to treat any income from Eikos as exempt from United States taxation because it is earned in connection with the operations of Eikos outside the United States.

     There is no provision for income taxes for the period ended March 31, 2000. The Company has loss carry forwards of approximately $867,000.

     ===========================================================================
                                                                  2000      1999
     ---------------------------------------------------------------------------

     Future income tax asset related to loss carry forward   $ 295,000   $ 1,000

     Less valuation allowance                                  295,000     1,000
     ---------------------------------------------------------------------------

     Future income taxes per financial statements            $    -      $  -
     ===========================================================================

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 12
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


9.   Supplementary cash flow information:

     =========================================================================================================
                                                                Period from
                                                           incorporation on
                                                                    May 31,
                                                                    1994 to        Year ended       Year ended
                                                                  March 31,         March 31,        March 31,
                                                                       2000              2000             1999
     ---------------------------------------------------------------------------------------------------------
     Non-cash investing and financing activities:
         Common shares issued to unrelated parties on
            acquisition of CASA (note 3)                        $      2,000     $      2,000      $        -
         Common shares issued to Thesseus on
            acquisition of EAL (note 4(a))                             1,500            1,500               -
         Eikos distributions received by Thesseus on behalf
            of the Company                                           585,006          214,544          370,462
         Preferred shares to be authorized and issued to
            Thesseus on acquisition of EAL                         6,592,494        6,592,494               -
         Common shares issued for services *                         182,500          182,500               -
         Common shares to be authorized and issued to
            Thesseus on acquisition of investments in
            eCard and InfoBase                                     6,644,787        6,644,787               -
         Note payable to eCard for investment in Series B
            preferred shares                                        (750,000)        (750,000)              -
     =========================================================================================================

     * Net of cancellation.


10.  Subsequent events:

     (a) On May 12, 2000, in consideration for obtaining a listing on the Frankfurt Stock Exchange and for ongoing long-term market making sponsorship services, the Company issued Berliner Freiverkehr warrants to purchase 200,000 shares of its Common Stock, with an exercise price of $7.00 per share, for a two year term commencing on May 12, 2000.

     (b) On May 16, 2000, the Company appointed Sabre Communications, Inc. as a management advisor with responsibility for investor relations, and issued them 200,000 cashless warrants bearing a strike price of $4.00 per share exercisable for two years after November 15, 2000.

     (c) On May 22, 2000, the Company entered into a term sheet to acquire all of the outstanding capital stock of ThemeWare Corporation ("ThemeWare") in exchange for $135.0 million of the Company's common stock and a commitment to invest a total of $5.0 million in ThemeWare, of which $1.0 million was invested on signing the term sheet. A further $1.0 million is to be invested on the signing of definitive agreements, which is to occur by July 22, 2000, and another $1.0 million is to be invested upon the Securities and Exchange Commission's declaration that the registration statement on Form S-4 concerning this transaction is effective. The final $2.0 million is to be invested within twelve months of the closing of the transaction. Related to this

INC.UBATOR CAPITAL, INC.
(formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements, page 12
(Expressed in U.S. Dollars)

Years ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


10.  Subsequent events (continued):

         proposed transaction, effective June 27, 2000, the Company signed a financing commitment with a third party investor, who has agreed, subject to certain conditions, to invest $5,000,000 in an as yet undetermined number of common or preferred shares of the Company to facilitate completion of the ThemeWare acquisition.

     (d) On May 22, 2000, the Company engaged Quadrant Investment Bankers, Inc. as financial advisor and placement agent and issued them warrants to purchase 100,000 shares at $4.00 per share, exercisable for two years after November 22, 2000.

     (e) On June 1, 2000, the Company filed an Amended and Restated Certificate of Incorporation, thereby officially changing its name and increasing its authorized capital to 150 million common shares and 25 million preferred shares.

     (f) In order to fund the initial payment required in respect of the ThemeWare acquisition described above, the Company received a $1,000,000 loan from a stockholder. Subsequently, on July 7, 2000, the stockholder agreed to convert this loan into 1,000,000 non-voting, non-redeemable, Series B, 8% cumulative preferred shares in return for 50,000 two year warrants each entitling the holder to acquire one common share for $2.50. The preferred shares are convertible into 250,000 common shares, subject to anti-dilution provisions.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         Effective January 11, 2000, the Company determined not to renew its engagement with the accounting firm of Barry Friedman, P.C. and appointed KPMG, LLP as its independent auditors. There were no disagreements on any matter of accounting principles or practices, financial statement presentation or disclosure, or auditing scope or procedures with the Company's prior accountants. The independent accountants' reports on the Company's financial statements for the past two years did not contain an adverse opinion, disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change certifying accountants was approved by the Company's Board of Directors. During the Company's two most recent fiscal years there were no disagreements or "reportable events" with the Company's former or current independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance With Section 16(a) of the Exchange Act

         The information required to be included in Item 9 of Part III of this Form 10-KSB incorporates by reference certain information from the Registrant's definitive proxy statement, for its 2000 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the Registrant's fiscal year covered by this report.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2000 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied except for the late filing of a Form 3 by Messrs. Pilallis, Wise, Weitzel, Knight, Galanis, Washington and Bodnar.

Item 10. Executive Compensation

         The information required to be included in Item 10 of Part III of this Form 10-KSB incorporates by reference certain information from the Registrant's definitive proxy statement, for its 2000 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the Registrant's fiscal year covered by this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required to be included in Item 11 of Part III of this Form 10-KSB incorporates by reference certain information from the Registrant's definitive proxy statement, for its 2000 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the Registrant's fiscal year covered by this report.

Item 12. Certain Relationships and Related Transactions

         The following information is required to be included in Item 12 of Part III of this Form 10-KSB incorporates by reference certain information from the Registrant's definitive proxy statement, for its 2000 annual meeting of stockholders to be filed with the SEC not later than 120 days after the end of the Registrant's fiscal year covered by this report.

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

             (a) (1)  Financial Statements:

             The following financial information is included in Item 7:

                                                                            Page
                                                                            ----
Report of Independent Chartered Accountants                                   54

Consolidated Balance Sheets                                                   55

Consolidated Statements of Operations                                         56

Consolidated Statements of Stockholders' Equity                               57

Consolidated Statements of Cash Flows                                         59

Notes to Consolidated Financial Statements                                    60

             (a)(2) Financial Statement Schedules:

             None.

             (a)(3) Exhibits:


Exhibit Number    Description
--------------    -----------

      2.1 Stock Purchase Agreement dated November 11, 1999 between Shanecy, Inc. and K. Washington-Galanis Investments, LLC, (incorporated by reference from the amendment to the Current Report on Form 8-K/A, dated November 11, 1999, filed with the SEC on January 25, 2000).

      2.2 Acquisition Agreement dated November 11, 1999 between Thesseus International Asset Fund N.V., Eikos Management LLC, Eikos Acquisition Limited and Shanecy, Inc. (incorporated by reference from the amendment to the Current Report on Form 8-K/A, dated November 11, 1999, filed with the SEC on January 25, 2000).

      2.3 Acquisition Agreement dated December 30, 1999 between Shanecy Holdings, Inc. and Shanecy, Inc. (incorporated by reference from the Current Report on Form 8-K, dated January 18, 2000, filed with the SEC on February 2, 2000).

Exhibit Number    Description
--------------    -----------

      2.4 Acquisition Agreement dated December 30, 1999 between Thesseus Holdings, Inc. and Thesseus International Asset Fund N.V. (incorporated by reference from the Current Report on Form 8-K, dated January 18, 2000, filed with the SEC on February 2,
                  2000).

      2.5 Agreement and Plan of Merger dated December 30, 1999 among Shanecy Holdings, Inc., Shanecy, Inc., Thesseus Holdings, Inc. and Thesseus International Asset Fund N.V. (incorporated by reference from the Current Report on Form 8-K, dated January 18, 2000, filed with the SEC on February 2, 2000).

      2.6 Amendment to Agreement and Plan of Merger dated December 30, 1999 among Shanecy Holdings, Inc., Shanecy, Inc., Thesseus Holdings, Inc. and Thesseus International Asset Fund N.V. (incorporated by reference from the Current Report on Form 8-K/A, dated January 18, 2000, filed with the SEC on April 5,
                  2000).

      3.1 Amended and Restated Certificate of Incorporation (incorporated by reference from Annex A of Shanecy, Inc.'s Information Statement for the fiscal year ended March 31, 2000 filed on April 27, 2000, File No. 000-25521 (the "2000
                  Information Statement")).

      3.2 Bylaws of Company (incorporated by reference from Annex D of the 2000 Information Statement).

      3.3 Certificate of Designation, Preference and Rights of Series B Convertible Preferred Stock.

     10.1 1999 Stock Option Plan (incorporated by reference from Annex B of the 2000 Information Statement).

     10.2 Agreement concerning issuance of shares and related corporate transactions, dated March 13, 2000 among Brunswick Capital Partners, Inc., Shanecy, Inc., Greg L. Ticknor, Jeremy Juiper, David Andera, and Scott Swain.

     10.3 Promissory Note (incorporated by reference from Exhibit 99.1 of Form 8-K, dated May 22, 2000, filed with the SEC on June 7,
                  2000).

     10.4 Voting Agreement (incorporated by reference from Exhibit 99.2 of Form 8-K, dated May 22, 2000, filed with the SEC on June 7,
                  2000).

Exhibit Number    Description
--------------    -----------

     10.5         Interim Operating Agreement (incorporated by reference from
                  Exhibit 99.3 of Form 8-K, dated May 22, 2000, filed with the SEC on June 7, 2000).

     10.6 Class B Warrant Agreement, dated July 7, 2000 among Inc.ubator Capital, Inc. and Derek M. Galanis.

     10.7 Letter Agreement, dated May 30, 2000 among Inc.ubator Capital, Inc. and Derek M. Galanis.

     10.8 Letter Agreement, dated July 7, 2000 among Inc.ubator Capital, Inc and Derek M. Galanis.

     10.9 Letter Agreement, dated June 27, 2000 between Inc.ubator Capital, Inc. and GrayBox, LLC.

     11           Statement of Computation of Per Share Earnings.

     16 Letter regarding change in Accountants (incorporated by reference from Form 8-K, dated January 12, 2000, filed with the SEC on January 18, 2000).

     21           Subsidiaries of the Company.

     27           Financial Data Schedule.

             (b) Reports on Form 8-K:

Except for the Current Reports on Form 8-K, dated January 12, 2000, filed with the SEC on January 18, 2000, Form 8-K/A, dated November 11, 1999, filed with the SEC on January 25, 2000 and Form 8-K dated January 18, 2000, filed with the SEC on February 2, 2000, there have been no Current Report on Form 8-K filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INC.UBATOR CAPITAL, INC.


Date: July 12, 2000              By: /s/ Harry J. Weitzel
                                     -------------------------------------------
                                     Name:  Harry J. Weitzel
                                     Title: Chairman and Chief Executive Officer
                                            (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Harry J. Weitzel                             /s/ Jason W. Galanis
--------------------------------------------     --------------------------------------------
Name:  Harry J. Weitzel                          Name:  Jason W. Galanis
Title: Chairman and Chief Executive              Title: President, Chief Operating Officer,
       Officer (Principal Executive Officer)            Chief Business Development
                                                        Officer and Director

Date:  July 12, 2000                             Date:  July 14, 2000
       -------------------------------------            -------------------------------------

/s/ Michael Bodnar
--------------------------------------------     --------------------------------------------
Name:  Michael Bodnar                            Name:  Leighton A. Bloom
Title: Treasurer, Chief Financial                Title: Chief Technology Officer and Director
       Officer, Secretary and Director
       (Principal Financial and Accounting
       Officer)

Date:  July 12, 2000                             Date:
       -------------------------------------            -------------------------------------


/s/ George C. Pilallis
--------------------------------------------     --------------------------------------------
Name:  George C. Pilallis                        Name:  Kevin L. Washington
Title: Executive Vice President and              Title: Executive Vice President and Director
       Director

Date:  July 12, 2000                             Date:
       -------------------------------------            -------------------------------------


                                                 /s/ Nicholas Wise
--------------------------------------------     --------------------------------------------
Name:  Dr. Rory F. Knight                        Name:  Nicholas Wise
Title: Director                                  Title: Director

Date:                                            Date:  July 12, 2000
       -------------------------------------            -------------------------------------


                                  EXHIBIT INDEX
                                  -------------

Exhibit Number    Description
--------------    -----------

      2.1 Stock Purchase Agreement dated November 11, 1999 between Shanecy, Inc. and K. Washington-Galanis Investments, LLC, (incorporated by reference from the amendment to the Current Report on Form 8-K/A, dated November 11, 1999, filed with the SEC on January 25, 2000).

      2.2 Acquisition Agreement dated November 11, 1999 between Thesseus International Asset Fund N.V., Eikos Management LLC, Eikos Acquisition Limited and Shanecy, Inc. (incorporated by reference from Form 8-K/A, dated November 11, 1999, filed with the SEC on January 25, 2000).

      2.3 Acquisition Agreement dated December 30, 1999 between Shanecy Holdings, Inc. and Shanecy, Inc. (incorporated by reference from the Current Report on Form 8-K, dated January 18, 2000, filed with the SEC on February 2, 2000).

      2.4 Acquisition Agreement dated December 30, 1999 between Thesseus Holdings, Inc. and Thesseus International Asset Fund N.V. (incorporated by reference from the Current Report on Form 8-K, dated January 18, 2000, filed with the SEC on February 2,
                  2000).

      2.5 Agreement and Plan of Merger dated December 30, 1999 among Shanecy Holdings, Inc., Shanecy, Inc., Thesseus Holdings, Inc. and Thesseus International Asset Fund N.V. (incorporated by reference from the Current Report on Form 8-K, dated January 18, 2000, filed with the SEC on February 2, 2000).

      2.6 Amendment to Agreement and Plan of Merger dated December 30, 1999 among Shanecy Holdings, Inc., Shanecy, Inc., Thesseus Holdings, Inc. and Thesseus International Asset Fund N.V. (incorporated by reference from the Current Report on Form 8-K/A, dated January 18, 2000, filed with the SEC on April 5,
                  2000).

      3.1 Amended and Restated Certificate of Incorporation (incorporated by reference from Annex A of Shanecy, Inc.'s Information Statement for the fiscal year ended March 31, 2000 filed on April 27, 2000, File No. 000-25521 (the "2000
                  Information Statement")).

Exhibit Number    Description
--------------    -----------

      3.2 Bylaws of Company (incorporated by reference from Annex D of the 2000 Information Statement).

      3.3 Certificate of Designation, Preference and Rights of Series B Convertible Preferred Stock.

     10.1 1999 Stock Option Plan (incorporated by reference from Annex B of the 2000 Information Statement).

     10.2 Agreement concerning issuance of shares and related corporate transactions, dated March 13, 2000 among Brunswick Capital Partners, Inc., Shanecy, Inc., Greg L. Ticknor, Jeremy Juiper, David Andera, and Scott Swain.

     10.3 Promissory Note (incorporated by reference from Exhibit 99.1 of Form 8-K, dated May 22, 2000, filed with the SEC on June 7,
                  2000).

     10.4 Voting Agreement (incorporated by reference from Exhibit 99.2 of Form 8-K, dated May 22, 2000, filed with the SEC on June 7,
                  2000).

     10.5         Interim Operating Agreement (incorporated by reference from
                  Exhibit 99.3 of Form 8-K, dated May 22, 2000, filed with the SEC on June 7, 2000).

     10.6 Class B Warrant Agreement, dated July 7, 2000 among Inc.ubator Capital, Inc. and Derek M. Galanis.

     10.7 Letter Agreement, dated May 30, 2000 among Inc.ubator Capital, Inc. and Derek M. Galanis.

     10.8 Letter Agreement, dated May 30, 2000 among Inc.ubator Capital, Inc. and Derek M. Galanis, dated July 7, 2000.

     10.9 Letter Agreement, dated June 27, 2000 between Inc.ubator Capital, Inc. and GrayBox, LLC.

     11           Statement of Computation of Per Share Earnings.

     16 Letter regarding change in Accountants (incorporated by reference from Form 8-K, dated January 12, 2000, filed with the SEC on January 18, 2000).

     21           Subsidiaries of the Company.

     27           Financial Data Schedule.

             (b) Reports on Form 8-K:

Except for the Current Reports on Form 8-K, dated January 12, 2000, filed with the SEC on January 18, 2000, Form 8-K/A, dated November 11, 1999, filed with the SEC on January 25, 2000 and Form 8-K dated January 18, 2000, filed with the SEC on February 2, 2000, there have been no Current Report on Form 8-K filed during the quarter ended March 31, 2000.