Form 10QSB
period 2000-06-30
INC UBATOR CAPITAL INC
filed 2000-08-14
CIK 1081227

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For Period ended..........................June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

       Commission file number.....................................0-25521

                            INC.UBATOR CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                             88-0407731
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

           9777 Wilshire Boulevard, Suite 718, Beverly Hills, CA 90212
           (Address of principal executive offices)          (Zip Code)

                                 (310) 205-6090
              (Registrant's telephone number, including area code)

               Former name, former address and former fiscal year,
                        if changed since last report: N/A

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes ____            No __X__

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 9, 2000, the issuer had 19,655,000 shares of common stock, $0.001 per value, issued and outstanding.

Transitional Small Business Disclosure Format       Yes ____            No __X__

                    INC.UBATOR CAPITAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB
                                  JUNE 30, 2000

                                      INDEX

                                                                                           Page No
                                                                                           -------
PART I  Financial Information
Item 1. Consolidated Financial Statements
        Consolidated Balance Sheet............................................................3
        Consolidated Statement of Operations..................................................4
        Consolidated Statement of  Stockholders' Equity.......................................5
        Consolidated Statement of Cash Flows..................................................7
        Notes to  Consolidated Financial Statements...........................................8

Item 2. Management's Discussion and Analysis of Financial Condition and Results
         of Operations or Plan of Operation..................................................12

PART II Other Information

Item 1: Legal Proceedings....................................................................17
Item 2: Changes in Securities................................................................17
Item 3: Defaults Upon Senior Securities......................................................17
Item 4: Submission of Matters to a Vote of Security Holders..................................17
Item 5: Other Information....................................................................17
Item 6: Exhibits and Reports on Form 8-K.....................................................17

PART I. FINANCIAL INFORMATION
INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheet
(Unaudited)
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------------
                                                                              June 30,        March 31,
                                                                                  2000            2000
---------------------------------------------------------------------------------------------------------
                                                                            (unaudited)
Assets

Current assets:
     Cash                                                                  $       840       $    10,694
     Receivable from related parties                                            47,190            24,540
     Refundable deposits                                                            --           150,000
     Prepaids                                                                      316            37,912
---------------------------------------------------------------------------------------------------------
                                                                                48,346           223,146

Note receivable (note 2)                                                     1,000,000                --

Investments                                                                 13,730,107        14,090,281

Intellectual capital                                                             2,000             2,000
---------------------------------------------------------------------------------------------------------

                                                                           $14,780,453       $14,315,427
---------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities                              $   829,736       $   455,779
     Payable to related parties                                                150,152           183,322
     Note payable to eCard Solutions, Inc. (note 9)                            750,000           750,000
     Notes payable                                                             326,570           390,000
---------------------------------------------------------------------------------------------------------
                                                                             2,056,458         1,779,101

Shareholder loan (note 3)                                                    1,000,000                --

Stockholders' equity:
     Share capital:
         Authorized:
              150,000,000 common shares with par value of $0.001
               25,000,000 preferred shares with par value of $0.001
         Issued and fully paid:
               19,655,000 (March 31 -- 17,655,000) common shares                19,655            17,655
                8,500,000 (March 31 -- nil) Series A, 6.5%, cumulative,
                          non-redeemable, voting convertible preferred
                          shares (note 4)                                        8,500                --
     Common shares to be authorized and issued                                      --             2,000
     Preferred shares to be authorized and issued                                   --         6,592,494
     Additional paid-in capital                                             13,592,866         7,008,872
     Deficit accumulated during the development stage                       (1,897,026)       (1,084,695)
---------------------------------------------------------------------------------------------------------
                                                                            11,723,995        12,536,326

Subsequent events (note 7)
Contingency (note 9)

---------------------------------------------------------------------------------------------------------

                                                                           $14,780,453       $14,315,427
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Operations
(Unaudited)
(Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------
                                                          Period from
                                                     incorporation on        Three months         Three months
                                                              May 31,               ended                ended
                                                              1994 to            June 30,             June 30,
                                                        June 30, 2000                2000                 1999
----------------------------------------------------------------------------------------------------------------
Revenue:
     Interest                                               $    1,886           $  1,306                 $  -
     Foreign exchange                                            1,494              1,494                    -
----------------------------------------------------------------------------------------------------------------
                                                                 3,380              2,800                    -

Expenses:
     Accounting and audit                                      106,500             34,000                    -
     Administration fees to Thesseus Services Inc.             130,765             60,000                    -
     Consulting                                                587,903            153,565                    -
     Credit card fees and expenses                              45,055             15,611                    -
     Equipment leasing                                             833                833                    -
     Interest                                                    7,514              7,514                    -
     Legal                                                     548,083            183,195                    -
     Marketing                                                  19,703             11,069                    -
     Miscellaneous                                              13,228              5,648                    30
     Payroll                                                    88,314             50,329                    -
     Printing                                                   22,848              4,016                    -
     Regulatory filings                                          8,806              5,240                    -
     Rent                                                       18,494             18,494                    -
     Stock transfer fees                                         5,666                 -                     -
     Telephone                                                  10,716              6,646                    -
     Travel                                                     18,339             10,172                    -
----------------------------------------------------------------------------------------------------------------
                                                             1,632,767            566,332                    30
----------------------------------------------------------------------------------------------------------------

Net loss before equity losses                                1,629,387            563,532                    30

Equity losses (note 5)                                         248,799            248,799                    -
----------------------------------------------------------------------------------------------------------------

Net loss                                                    $1,878,186           $812,331                 $  30
----------------------------------------------------------------------------------------------------------------

Basic loss per share                                        $     0.20           $   0.04                 $0.00
----------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in U.S. Dollars)

Period from incorporation on May 31, 1994 to June 30, 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   Preferred        Common
                                                                                shares to be  shares to be  Additional
                                           Common       Par  Preferred     Par    authorized    authorized     paid-in   Accumulated
                                           shares     value     shares   value    and issued    and issued     capital       deficit
------------------------------------------------------------------------------------------------------------------------------------
                                                     $                    $     $                  $         $             $

June 14, 1994:
   Shares issued for services             100,000         1      -          -            -          -              99             -
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                   100,000         1      -          -            -          -              99             -

July 31, 1995:
   Shares issued                           37,000         -      -          -            -          -           3,700             -
Net loss, year ended March 31, 1996            -          -      -          -            -          -               -          (100)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                   137,000         1      -          -            -          -           3,799          (100)

Net loss, year ended March 31, 1997            -          -      -          -            -          -               -             -
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                   137,000         1      -          -            -          -           3,799          (100)

December 2, 1997:
   Acquisition of equity of Thesseus
     in Eikos                                   -         -      -          -    7,177,500*         -               -             -
February 28, 1998:
   Shares issued for services             100,000         1      -          -            -          -              99             -
February 28, 1998:
   Forward stock split 45:1            10,428,000       105      -          -            -          -            (105)            -
Net loss, year ended March 31, 1998            -          -      -          -            -          -               -          (100)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                10,665,000       107                      7,177,500                      3,793          (200)

September 30, 1998:
   Eikos distributions                         -          -      -          -     (370,462)*        -               -             -
October 7, 1998:
   Change par value from
     $0.00001 to $0.001                        -     10,558      -          -            -          -          (3,793)       (6,765)
Net loss, year ended March 31, 1999            -          -      -          -            -          -               -        (3,578)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                10,665,000    10,665      -          -    6,807,038          -               -       (10,543)

September 14, 1999:
   Cancellation of shares              (9,000,000)   (9,000)     -          -            -          -           9,000             -
September 16, 1999:
   Forward share split 2:1              1,665,000     1,665      -          -            -          -               -        (1,665)
September 28, 1999:
   Forward share split 1.5:1            1,665,000     1,665      -          -            -          -               -        (1,665)
November 10, 1999:
   Eikos distributions                         -          -      -          -     (214,544)*        -               -             -
November 11, 1999:
   Shares issued on acquisition of
     CASA@Home.com, Inc. and
     Eikos Acquisition Limited          3,500,000     3,500      -          -            -          -               -             -
December 17, 1999:
   Shares issued - 50,000 for cash,
     200,000 for services                 250,000       250      -          -            -          -         124,750             -
December 30, 1999:
   Share dividend                       8,745,000     8,745      -          -            -          -               -        (8,745)
January 10, 2000:
   Shares issued for services              40,000        40      -          -            -          -          19,960             -

INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity, page 2
(Unaudited)
(Expressed in U.S. Dollars)

Period from incorporation on May 31, 1994 to June 30, 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  Preferred        Common
                                                                               shares to be  shares to be   Additional
                                           Common      Par  Preferred     Par    authorized    authorized      paid-in   Accumulated
                                           shares    value     shares   value    and issued    and issued      capital       deficit
------------------------------------------------------------------------------------------------------------------------------------
                                                   $                   $       $                $          $            $

January 18, 2000:
   Acquisition of investments in
     eCard Solutions, Inc. (formerly
     Brunswick Capital Partners, Inc.)
     and InfoBase Direct Marketing
     Services, Inc. (2,000,000 shares)          -        -          -        -           -          2,000    6,642,787             -
January 24, 2000:
   Payment for share options                    -        -          -        -           -            -        150,000             -
February 14, 2000:
   Shares issued for services             125,000      125          -        -           -            -         62,375             -
Net loss, year ended
   March 31, 2000                               -        -          -        -           -            -             -    (1,062,077)
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                17,655,000   17,655          -        -   6,592,494        2,000      7,008,872   (1,084,695)

Shares issued to Thesseus
   International Asset Fund for
   Eikos Acquisition,eCard and
   InfoBase                             2,000,000    2,000  8,500,000   8,500   (6,592,494)      (2,000)     6,583,994            -
Net loss, three months ended
   June 30, 2000                                -        -          -       -            -            -                    (812,331)
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2000                 19,655,000   19,655  8,500,000   8,500            -            -     13,592,866   (1,897,026)
------------------------------------------------------------------------------------------------------------------------------------

* The transactions prior to November 11, 1999 relate to the Company's acquisition of the equity of Thesseus in Eikos, and distributions from Eikos paid to Thesseus on the Company's behalf.

INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------
                                                          Period from
                                                     incorporation on        Three months         Three months
                                                              May 31,               ended                ended
                                                              1994 to            June 30,             June 30,
                                                        June 30, 2000                2000                 1999
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                             $(1,878,186)        $  (812,331)                $(30)
     Items not involving cash:
         Common shares issued for services                    182,700                  -                    -
         Payment of expense for stock options                 150,000                  -                    -
         Equity losses                                        248,799             248,799                   -
     Changes in non-cash operating working capital:
         Decrease (increase) in prepaids                         (316)             37,596                   -
         Decrease in refundable deposits                           -              150,000                   -
         Increase in accounts payable and
           accrued liabilities                                829,736             373,957                   -
----------------------------------------------------------------------------------------------------------------
     Net cash used in operating activities                   (467,267)             (1,979)                 (30)

Cash flows from investing activities:
     Note receivable                                       (1,000,000)         (1,000,000)                  -
     Investment in eCard Solutions, Inc.                     (250,000)                 -                    -
     Distributions from Eikos Acquisition Limited             259,875             111,375                   -
----------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                   (990,125)           (888,625)                  -
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Notes payable                                            326,570             (63,430)                  -
     Issuance of common shares                                 28,700                  -                    -
     Shareholder loan                                       1,000,000           1,000,000                   -
     Advances from related parties, net                       102,962             (55,820)                  -
----------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities              1,458,232             880,750                   -
----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                       840              (9,854)                 (30)

Cash, beginning of period                                          -               10,694                  122
----------------------------------------------------------------------------------------------------------------

Cash, end of period                                       $       840         $       840                 $ 92
----------------------------------------------------------------------------------------------------------------

Supplementary information (note 8)

See accompanying notes to consolidated financial statements.

INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)

Three months ended June 30, 2000

--------------------------------------------------------------------------------
1. Significant accounting policies:

   (a) Going-concern assumption:

       These financial statements have been prepared in accordance with generally accepted accounting principles in the United States that are applicable to a going concern, which assume that the Company will continue its operations and be able to satisfy its obligations as they come due through the next year. As at June 30, 2000, the Company has a working capital deficiency of $2,008,112, incurred a loss during the first quarter of $812,331 and has not generated a profit since incorporation. Future operations of the Company depend upon the continued financial support of stockholders and common controlled companies. Management is of the opinion that the going concern assumption is appropriate and is currently evaluating different alternatives to increase the Company's capital.

   (b) Earnings (loss) per share:

       Basic per share amounts are calculated based on the weighted average number of shares outstanding and give retroactive effect to the stock splits, stock dividend and share cancellation to the beginning of the periods presented. Net income (loss) per share ("EPS") is computed using the weighted average number of common shares outstanding during the period of 19,655,000 (1999 - 9,990,000; from incorporation on May 31, 1994 to June 30, 2000 - 9,456,641). Fully diluted earnings (loss) per share has not been disclosed as the effect of the exercise of options, warrants and the conversion of convertible preferred shares would be anti-dilutive.

   (c) Comparative figures:

       Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.

2. Note receivable:

   On June 2, 2000, the Company advanced $1.0 million to ThemeWare Corporation ("ThemeWare") pursuant to the acquisition term sheet signed on May 22, 2000 (note 7(a)). In return, ThemeWare executed a promissory note in favour of the Company. The note bears interest at 8%, with both principal and interest payable on demand. The note is to be converted to equity on closing of the acquisition.


3. Shareholder loan:

   On May 30, 2000, the Company received a loan from a shareholder who is a brother of a director of the Company (note (7(b)). The loan bears interest at 8% payable quarterly in arrears commencing September 1, 2000 and principal is payable in full on July 1, 2001.

4. Preferred shares:

   At June 30, 2000, the series A convertible preferred shares have undeclared dividends of $46,042.


5. Equity losses:

   eCard Solutions, Inc. ("eCard") incurred losses of $139,142 for the three months ended March 31, 2000. This amount, along with amortization of the excess of cost over net assets acquired for the period of $25,946, is reflected in equity losses in the Consolidated Statement of Operations. Commencing April 1, 2000, a total excess of $1,037,863 is being amortized over ten years.

   InfoBase Direct Marketing Services, Inc. ("InfoBase") incurred losses of $74,516 for the three months ended March 31, 2000. This amount, along with amortization of the excess of cost over net assets acquired for the period of $9,195, is reflected in equity losses in the Consolidated Statement of Operations. Commencing April 1, 2000, a total excess of $367,791 is being amortized over ten years.

6. Stock options and warrants:

   (a) Stock Option Plan:

       During fiscal 2000, the 1999 Stock Option Plan (the "Plan") was approved by the stockholders, whereby common shares of the Company may be issued to designated employees, officers and directors pursuant to the Plan, as approved by the Compensation Committee or the Board of Directors. Subject to stockholder approval of an increase in the authorized share capital of the Company, as at June 30, 2000, the Company has granted, pursuant to the Plan, options to purchase an aggregate of 10,500,000 common shares to certain officers and directors at exercise prices of between $0.04 and $2.00 per share. On April 24, 2000, the stockholders approved an increase in the authorized share capital of the Company, which was formalized with the filing of an amended and restated certificate of incorporation on June 1, 2000.

       The following table summarizes the status of options outstanding under the Plan:

       -------------------------------------------------------------------------------------------------------
                                                                          Stock options             Weighted
                                                                            outstanding        average price
       -------------------------------------------------------------------------------------------------------
       Outstanding, March 31, 2000                                           10,500,000                 0.42
       Granted during the three months ended June 30, 2000                           -                    -
       Exercised during the three months ended June 30, 2000                         -                    -
       Forfeited during the three months ended June 30, 2000                         -                    -
       -------------------------------------------------------------------------------------------------------

       Outstanding, June 30, 2000                                            10,500,000          $      0.42
       -------------------------------------------------------------------------------------------------------

       Exercisable, June 30, 2000                                            10,500,000
       -------------------------------------------------------------------------------------------------------


       The following table provides details of options outstanding at June 30, 2000:

       -------------------------------------------------------------------------------------------------------
                                         Number                                        Number
                                    outstanding       Weighted        Weighted    exercisable       Weighted
       Range of                        June 30,   average life         average       June 30,        average
       exercise price                      2000      remaining           price           2000          price
       -------------------------------------------------------------------------------------------------------

       $0.04 to $0.045                8,500,000            4.4          $0.045      8,500,000         $0.045
       $2.00                          2,000,000            9.3            2.00      2,000,000           2.00
       -------------------------------------------------------------------------------------------------------

                                     10,500,000            5.3          $ 0.42     10,500,000         $ 0.42
       -------------------------------------------------------------------------------------------------------

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

7. Subsequent events:

   (a) On May 22, 2000, the Company entered into a term sheet to acquire all of the outstanding capital stock of ThemeWare in exchange for $135.0 million of the Company's common stock and a commitment to invest a total of $5.0 million in ThemeWare, of which $1.0 million was invested on signing the term sheet. A further $1.0 million is to be invested on the signing of definitive agreements, which is to take place in August, 2000, and $1.0 million is to be invested upon the Securities and Exchange Commission's declaration that the registration statement on Form S-4 concerning this transaction is effective. The final $2.0 million is to be invested within twelve months of the closing of the transaction. Related to this proposed transaction, effective June 27, 2000, the Company signed a financing commitment with a third party investor who has agreed, subject to certain conditions, to invest $5,000,000 in the Company to facilitate completion of the ThemeWare acquisition.

   (b) In order to fund the initial payment required in respect of the ThemeWare acquisition described above, the Company received a $1,000,000 loan from a shareholder. Subsequently, on July 7, 2000, the shareholder agreed to convert this loan into 1,000,000 non-voting, non-redeemable, Series B, 8% cumulative preferred shares in return for 50,000 two year warrants each entitling the holder to acquire one common share for $2.50. The preferred shares are convertible into 250,000 common shares, subject to anti-dilution provisions.


8. Supplementary cash flow information:

   ------------------------------------------------------------------------------------------------------------------------------
                                                          Period from
                                                     incorporation on            Three months     Three months
                                                         May 31, 1994                   ended            ended
                                                          to June 30,                June 30,         June 30,
                                                                 2000                    2000             1999
   ------------------------------------------------------------------------------------------------------------------------------
     Non-cash investing and financing activities:
         Common shares issued to unrelated
            parties on acquisition of CASA                $    2,000                  $     -         $      -
     Common shares issued to Thesseus on
       acquisition of EAL                                      1,500                        -                -
         Eikos distributions received by Thesseus
            on behalf of the Company                         585,006                        -                -
         Preferred shares authorized and issued to
            Thesseus on acquisition of EAL                 6,592,494                        -                -
         Common shares issued for services *                 182,500                        -                -
         Common shares authorized and
            issued to Thesseus on acquisition of
            investments in eCard and InfoBase              6,644,787                        -                -
         Note payable to eCard for investment
            in Series B preferred shares                    (750,000)                       -                -
   ------------------------------------------------------------------------------------------------------------------------------

   * Net of cancellation.

9. Contingency:

   On May 24, 2000, eCard delivered the Company a notice of default on its obligation. As at June 30, 2000, none of the remaining instalment payments on the note have been made and the shares and initial investment are subject to forfeiture under the Company's agreement with eCard, although management has indicated an intention, on the part of both parties, to renegotiate the terms of the Company's investment commitment. If Inc.ubator's negotiations with eCard are not successful, eCard could retain the $250,000 already paid and Inc.ubator could be required to return all of the Series B preferred shares and write-off that investment net of the unpaid balance of the note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation

Forward Looking Statements

         When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to, lack of operating history, need for additional financing and history of losses. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect Inc.ubator Capital, Inc.'s ("Inc.ubator" or the "Company") financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

         The Company intends to evaluate, on an ongoing basis, the carrying value of its ownership interests in and advances to the companies it invested in ("Network Companies") for possible impairment, based on achievement of business plan objectives, the financial condition and prospects of the Network Companies and other relevant factors. Such factors may be financial or non-financial in nature.

Effect of Accounting Methods

         The various interests that Inc.ubator acquires in its Network Companies are accounted for under the equity, consolidation or cost method. The applicable accounting method is generally determined based on the Company's voting interest in the Network Companies. In the future, the presentation of the Company's financial statements may differ from period to period, primarily due to whether or not it applies the consolidation method or the equity method. This could result if its voting interest in a company either rises above or drops below 50%. See Note 2 (b) of the notes to the Company's audited Consolidated Financial Statements previously filed in the Form 10K-SB for a detailed discussion of these accounting methods.

Results of Operations for the Quarter Ended June 30, 2000

         The fiscal quarter of the Company ended June 30, 2000 continues to reflect start-up results only as Inc.ubator began operations November 11, 1999, a period of approximately eight months.

         The Company's reported results of operations include all amounts for the parent company, Inc.ubator, and its wholly-owned subsidiary companies, CASA@Home.com, Inc. ("CASA"), Eikos Acquisition Limited, ("EAL"), and Shanecy Holdings, Inc. ("SHI"). All three subsidiaries were either formed or acquired recently and/or have limited operations. As such, their operating expenses were not a material part of the operating expenses of the consolidated entity for the three months ended June 30, 2000 or since the Company began operations. SHI does however account for its investments in InfoBase Direct Marketing Services, Inc. ("InfoBase") and eCard Solutions, Inc. ("eCard Solutions") on the equity basis and recorded total equity losses for the three months ended June 30, 2000 of $248,799, which represents 30% of the loss for the consolidated entity. Since the Company commenced its new business strategy in November 1999, comparisons to the same period of the prior year are not relevant.

         During the quarter ended June 30, 2000, the Company's focus has been on completing the definitive agreements relating to the acquisition of ThemeWare, the Company's first major acquisition. In addition, management has continued to explore various alternatives to raise capital. As a result, costs of operation for the period continued to center around legal, consulting, audit and administrative matters. The Company reported a net operating loss of $812,000, or $0.04 per share, for the quarter ended June 30, 2000.

         Revenue. The Company reported total revenue of $2,800 for the quarter ended June 30, 2000, which represents interest from funds on deposit and a nominal foreign exchange gain. As reflected in Note 2 (d) of the Company's audited Consolidated Financial Statements included in the Form 10-KSB, the Company accounts for payments received from Eikos Management LLC ("Eikos") under the Mutual Business Development Agreement (the "MBDA") on a cost recovery basis and hence no revenue will be recognized until the carrying value of the asset has been reduced to zero.

         Expenses. The Company had expenses of $566,000 for the quarter ended June 30, 2000 of which consulting and legal fees represented $154,000 and $183,000, respectively. The Company's expenses related to the commencement of operations as a public company, the acquisitions of the companies discussed herein and the preparation of securities documents. Expenses also included audit and accounting expenses of $34,000 and an administration fee payable to Thesseus Services Ltd., a subsidiary of Thesseus International Asset Fund NV ("Thesseus"), of $60,000.

Financial Condition

         At June 30, 2000, the Company's assets were comprised primarily of the investments and intellectual property described below.

         CASA and Eikos Acquisition. On November 11, 1999, the Company acquired 100% of CASA from K. Washington-Galanis Investments, LLC and 100% of the stock of EAL from Thesseus. The carrying value of assets acquired in the transactions is $6,336,119 as of June 30, 2000 and is reflected as "Investments" and "Intellectual capital" in the consolidated balance sheet. See Note 4 of the audited Consolidated Financial Statements for the year ended March 31, 2000 previously filed in Form 10K-SB, for a description of these investments.

         eCard Solutions and InfoBase Acquisition. On January 18, 2000, the Company acquired interests in eCard Solutions and InfoBase Direct Marketing from Thesseus, a related party. The investments were transferred at book values previously recorded by Thesseus totaling $6,644,787 and are reflected in "Investments" in the consolidated balance sheet attached, net of equity losses of $248,799 reflected in the statement of operations for the quarter.

         On March 13, 2000, eCard Solutions created two separate series of preferred shares. The then existing 400 preferred shares acquired were reclassified as Series A and have a total redemption value equal to the $6,276,996 carrying value acquired. Additionally, the Company committed to invest $1.0 million in eCard Solutions through the acquisition of one million Series B preferred shares in eCard Solutions. Payment was to be made in four equal installments of $250,000 on March 13, April 13, May 12 and June 12, 2000. At March 31, 2000, $250,000 had been paid and the balance of $750,000 was reflected as a note payable in the consolidated financial statements. Inc.ubator has determined that the interests of its shareholders would best be served by attempting to restructure this transaction so as to eliminate any future payments for the Series B preferred stock. As of June 30, 2000, Inc.ubator and eCard Solutions were in negotiations but had not yet reached formal agreement on this matter. If Inc.ubator's negotiations with eCard Solutions are unsuccessful, eCard Solutions could retain the $250,000 already paid and Inc.ubator could be required to return all of the Series B preferred shares acquired from eCard Solutions, which would have a negative impact on the Company's financial condition and results of operations.

         The Company had a working capital deficiency of $2.0 million and an accumulated deficit of $1.9 million at June 30, 2000.

Liquidity and Capital Resources

         A major objective of Inc.ubator is to raise sufficient capital to fund growth, fulfill Inc.ubator's business strategy and meet all cash requirements with cash and short term equivalents.

         The primary source of cash to date has been loans and advances from related parties. The primary use of cash has been for general and administrative expenses, the initial installment of $250,000 made to e-Card Solutions to fund the partial payment for the Series B preferred shares and the $1.0 million payment made to ThemeWare on the signing of the Term Sheet for that acquisition. At June 30, 2000, Inc.ubator had a cash balance of approximately $1,000. Inc.ubator expects negative cash flows from operations to continue for the foreseeable future, as it continues to develop and implement its business strategy.

         During the quarter ended June 30, 2000, the Company's operations were financed primarily through the return of a refundable deposit ($150,000) short-term accounts payable ($374,000) and cash flow from the Company's 49.5% interest in Eikos, which the Company holds through its wholly-owed subsidiary, EAL ($111,375). Through this investment, the Company has to date been eligible to receive up to $37,125 per month pursuant to the terms of the MBDA. The $1.0 million payment to ThemeWare was financed by a loan from a stockholder who is the brother of a director of the Company. The loan was subsequently converted to equity in July 2000. Reference is made to note 10 (f) of the Consolidated Financial Statements of the Company for its year ended March 31, 2000 included in the Form 10-KSB for a more detailed description of this transaction. The Company has used share for share exchanges in connection with its acquisitions. During fiscal 2000, the Company issued 4.0 million shares (as adjusted for the stock split) of common stock to an entity controlled by two directors in connection with the acquisition of CASA. The Company also agreed to issue 5.0 million shares (as adjusted for the stock split) of its common stock to Thesseus in connection with the acquisition of EAL, eCard Solutions and InfoBase.

         At June 30, 2000, the Company had a working capital deficit of approximately $2.0 million. The Company anticipates that it will require substantial additional financing to fund its ongoing operations and has secured commitments for a portion of those requirements. Further, the Company is currently exploring various options to raise additional capital. The Company currently anticipates it will need to raise approximately $30.0 million over the next 12 to 18 months in order to fund its obligations to ThemeWare, to implement its business strategy, including the funding of further acquisitions, and to fund operating expenses. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, it may not be able to continue. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the Company's business performance.

Current Initiatives

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

         ThemeWare is a branded consumer and small business Internet company comprised of Internet Connectivity/Hosting, Application Services, Merchant Services and a Portal that acts as a hub/entry point for customers and their web experience. ThemeWare's principal customer acquisition product is The Internet Tool Box(TM), an innovative multi-media kit that provides an array of software and tutorials that teaches the novice everything they need to know about accessing and using the Internet. While there are similarities with the CDs, etc. offered by Internet Service Providers to acquire subscribers, the Internet Tool Box(TM) offers a much more comprehensive set of multi-media materials that not only eases the users' entry onto the Internet but greatly enhances their ability to more quickly and effectively use the Internet as well.

         Upon completion of the ThemeWare acquisition, together with its existing Network Companies, Incubator intends to offer consumers and small businesses various bundled packages of services and technology which include access devices, support services, affinity discounts on non-discretionary purchases, as well as offering important financial services through Visa/MasterCard and other financing programs Inc.ubator is developing.

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

         There can however be no assurance as to whether or when the ThemeWare acquisition will be completed.

         Under the terms of the transaction as currently proposed, ThemeWare's shareholders will receive $135.0 million of Inc.ubator's stock for their shares. Inc.ubator anticipates that revenues will increase as a result of ThemeWare's revenues which were $19.7 million for the twelve months ended March 31, 2000

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not applicable.

Item 2.  Change in securities.

         Not applicable.

Item 3.  Defaults Upon Senior Securities.

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits

            The following exhibits are filed with this Form 10-Q.

               Exhibit No.                Description
               -----------                -----------

               10.1 Loan Agreement between Exeter Partners LLC and Inc.ubator Capital, Inc.

               27                         Financial Data Schedule

        (b) Reports on Form 8-K:
            The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2000:

                  1. Current Report on Form 8-K filed on June 7, 2000 to report an amendment to the Company's Amended and Restated Articles of Incorporation to change the Company's name to Inc.ubator Capital, Inc. and the Company's entering into a term sheet and operating agreement with ThemeWare Corporation.

                  2. Amendment to Current Report on Form 8-K/A filed on April 5,
            2000 to provide audited financial statements of two recently acquired companies, eCard Solutions, Inc. (formerly Brunswick Capital Partners, Inc.) and InfoBase Direct Marketing Services, Inc.

                                    Signature

        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   INC.UBATOR CAPITAL, INC.


Dated: August 14, 2000                             By: /s/ Michael Bodnar
                                                       -------------------------
                                                       Michael Bodnar
                                                       Chief Financial Officer

                                INDEX TO EXHIBITS


            Exhibit No.                  Description
            -----------       --------------------------------------
              10.1            Loan Agreement between Exeter Partners
                              LLC and Inc.ubator Capital, Inc.

              27              Financial Data Schedule