Form 10QSB
period 2000-09-30
INC UBATOR CAPITAL INC
filed 2000-11-20
CIK 1081227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For Period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                       Commission file number   0-25521

                            INC.UBATOR CAPITAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                     88-0407731
    ------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


           9777 Wilshire Boulevard, Suite 718, Beverly Hills, CA 90212
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 205-6080
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                     Yes               No   X
                                                          ----            -----


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 17, 2000, the issuer had 19,355,000 shares of common stock, $0.001 per value, issued and outstanding.

Transitional Small Business Disclosure Format        Yes               No    X
                                                          ----             -----

                    INC.UBATOR CAPITAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                               SEPTEMBER 30, 2000

                                      INDEX

                                                                         Page No

PART I  Financial Information

Item 1.  Consolidated Financial Statements
         Consolidated Statement of Cash Flows................................3
         Consolidated Statement of  Stockholders' Equity.....................4
         Consolidated Balance Sheet..........................................5
         Consolidated Statement of Operations................................6
         Notes to  Consolidated Financial Statements.........................7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations or Plan of Operation....................14

PART II  Other Information

Item 1:  Legal Proceedings..................................................20
Item 2:  Changes in Securities..............................................20
Item 3:  Defaults Upon Senior Securities....................................20
Item 4:  Submission of Matters to a Vote of Security Holders................20
Item 5:  Other Information..................................................20
Item 6:  Exhibits and Reports on Form 8-K...................................20

PART I.  FINANCIAL INFORMATION

Inc.Ubator Capital, Inc.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)



INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                               Period from
                                                          incorporation on                  Six months                  Six months
                                                                   May 31,                       ended                       ended
                                                                   1994 to                   Sept. 30,                   Sept. 30,
                                                            Sept. 30, 2000                        2000                        1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                  $ (2,835,734)               $ (1,769,880)                      $ (90)
    Items not involving cash:
         Common shares issued for services                         182,700                           -                           -
         Payment of expense for stock options                      150,000                           -                           -
         Equity losses                                             498,359                     498,359                           -
    Changes in non-cash operating working capital:

         Decrease (increase) in prepaids                           (25,800)                     12,112                           -
         Decrease (increase) in interest receivable                (44,064)                    (44,064)                          -
         Decrease in refundable deposits                                 -                     150,000                           -
         Increase in accounts payable and
            accrued liabilities                                  1,202,636                     746,856                           -
    -------------------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                         (871,903)                   (406,616)                        (90)

Cash flows from investing activities:

    Notes receivable                                            (3,695,000)                 (3,695,000)                          -
    Investment in eCard Solutions, Inc.                           (250,000)                          -                           -
    Distributions from Eikos Acquisition Limited                   425,700                     277,200                           -
    -------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by investing activities                   (3,519,300)                 (3,417,800)                          -

Cash flows from financing activities:

    Notes payable                                                  326,570                     (63,430)                          -
    Issuance of common shares                                       28,700                           -
    Issuance of preferred shares                                 1,500,000                   1,500,000
    Note payable, Starfish Group, LLC                            2,559,765                   2,559,765                           -
    Advances from related parties, net                             (23,832)                   (182,613)                          -
    -------------------------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                        4,391,203                   3,813,722                           -
-----------------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in cash                                              -                     (10,694)                        (90)

Cash, beginning of period                                                -                      10,694                         122
-----------------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                             $        -                  $        0                       $  32
===================================================================================================================================

INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in U.S. Dollars)

Period from incorporation on May 31, 1994 to September 30, 2000

                                                                                     Common        Common
                                                                               shares to be  shares to be  Additional
                                           Common     Par   Preferred     Par    authorized    authorized     paid-in    Accumulated
                                           shares   value      shares   value    and issued    and issued     capital        deficit
------------------------------------------------------------------------------------------------------------------------------------
June 14, 1994
Shares issued                             100,000   $   1      $    -  $    -    $        -        $ -        $    99        $   -
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                   100,000       1           -                                -             99            -
July 31, 1995
Shares issued                              37,000       -           -       -                        -          3,700            -
Net loss, year ended March 31, 1996             -       -           -       -             -          -              -         (100)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                   137,000       1           -       -             -          -          3,799         (100)
Net loss, year ended March 31, 1997             -       -           -       -             -          -              -            -
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                   137,000       1           -       -             -          -          3,799         (100)
December 2, 1997
Acquisition of equity of
    Thesseus in Eikos                           -       -           -       -     7,177,500          -              -             -
February 28, 1998
Shares issued for services                100,000       1           -       -             -          -             99             -
February 28, 1998
Forward share split 45:1               10,428,000     105           -       -             -          -           (105)            -
Net loss, year ended March 31, 1998             -       -           -       -             -          -              -          (100)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                10,665,000     107           -       -     7,177,500          -          3,793          (200)
September 30, 1998
Eikos distributions                             -       -           -       -      (370,462)         -              -             -
October 7, 1998
Change par value from $0.00001 to
   $0.001                                       -  10,558           -       -             -          -         (3,793)       (6,765)
Net loss, year ended March 31, 1999             -       -           -       -             -          -              -        (3,578)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                10,665,000  10,665           -       -     6,807,038          -              -       (10,543)
September 14, 1999
Cancellation of shares                 (9,000,000) (9,000)          -       -             -          -          9,000             -
September 16, 1999
Forward share split 2:1                 1,665,000   1,665           -       -             -          -              -        (1,665)
September 28, 1999
Forward share split 1.5:1               1,665,000   1,665           -       -             -          -              -        (1,665)
November 10, 1999
Eikos distributions                             -       -           -       -      (214,544)         -              -             -
November 11, 1999
Shares issued on acquisition of
   CASA@Home, Inc. and Eikos

      Acquisition Limited               3,500,000   3,500           -       -     6,592,494          -              -             -
December 17, 1999
Shares issued - 50,000 for cash,
   200,000 for services                   250,000     250           -       -             -          -        124,750             -
December 30, 1999
Share dividend                          8,745,000   8,745           -       -             -          -              -        (8,745)
January 10, 2000
Shares issued for services                 40,000      40           -       -             -          -         19,960             -
January 18, 2000
Acquisition of investments in eCard
   Solutions, Inc. (formerly Brunswick
   Capital Partners, Inc.) and InfoBase
   Direct Marketing Services, Inc.
   (2,000,000 shares)                           -       -           -       -             -      2,000      6,642,787             -
January 24, 2000
   Payment for share options                    -       -           -       -             -          -        150,000             -
February 14, 2000
   Shares issued for services             125,000     125           -       -             -          -         62,375             -
Net loss, year ended
   March 31, 2000                               -       -           -       -             -          -              -    (1,062,077)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                17,655,000  17,655           -       -     6,592,494      2,000      7,008,872    (1,084,695)

Shares issued to Thesseus International
   Asset Fund for Eikos Acquisition,
   eCard and InfoBase                   2,000,000   2,000   8,500,000   8,500    (6,592,494)    (2,000)     6,583,994             -
July 6th, 2000
     Shareholder loan converted to
     B preferred stock                                      1,000,000   1,000                                 999,000
September 22, 2000
     Issued Series D preferred stock                            1,300       1                                 500,299
     Retired common stock                (300,000)   (300)
Net loss, six months ended
   September 30, 2000                           -       -           -       -             -          -              -    (1,769,880)
------------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2000            19,355,000  19,355   9,501,300   9,501             -          -     15,092,165    (2,854,575)
====================================================================================================================================


INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheet
(Unaudited)
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30                    March 31
                                                                                            2000                        2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
Assets

Current assets:
    Cash                                                                             $         -                  $   10,694
    Interest Receivable                                                                   44,064                           -
    Receivable from related parties                                                      163,360                      24,540
    Refundable deposits                                                                        -                     150,000
    Prepaids                                                                              25,800                      37,912
    -------------------------------------------------------------------------------------------------------------------------
                                                                                         233,224                     223,146

Note receivable, ThemeWare                                                             3,695,000                           -

Investments                                                                           13,314,722                  14,090,281

Intellectual capital                                                                       2,000                       2,000
-----------------------------------------------------------------------------------------------------------------------------

                                                                                    $ 17,244,946                $ 14,315,427
-----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                                         $ 1,202,636                   $ 455,779
    Payable to related parties                                                           139,530                     183,322
    Note payable to eCard Solutions, Inc.                                                750,000                     750,000
    Note payable, Starfish Group, LLC                                                  2,559,765                           -
    Notes payable                                                                        326,570                     390,000
    -------------------------------------------------------------------------------------------------------------------------
                                                                                       4,978,500                   1,779,102

Stockholders' equity:
    Share capital:
      Authorized:
         150,000,000 common shares with par value of $0.001
         25,000,000 preferred shares with par value of $0.001
      Issued and fully paid:
           8,500,000 (March 31 - nil) Series A, non-redeemable,
                                       voting, convertible preferred shares                8,500                           -
           1,000,000 (March 31 -nil) Series B, non-redeemable,
                                       non-voting, 8% cumulative
                                       convertible preferred shares                        1,000                           -
           1,300 (March 31 -nil) Series D, redeemable, non-
                                       voting, convertible preferred shares                    1                           -
                                                                                   ------------------------------------------
                                                                                           9,501                           -
           19,355,000 (March 31 - 17,665,000) common shares                               19,355                      17,655
           Common shares to be authorized and issued                                           -                       2,000
           Preferred shares to be authorized and issued                                        -                   6,592,494
           Additional paid-in capital                                                 15,092,165                   7,008,872
           Deficit accumulated during the development stage                           (2,854,575)                 (1,084,695)
           ------------------------------------------------------------------------------------------------------------------
                                                                                      12,266,446                  12,536,326

                                                                                    $ 17,244,946                $ 14,315,427
                                                                                    =========================================

INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------------
                                                  Period from
                                             incorporation on        Six months    Six months     Three months      Three months
                                                      May 31,             ended         ended            ended             ended
                                                      1994 to          Sept. 30      Sept. 30         Sept. 30          Sept. 30
                                               Sept. 30, 2000              2000          1999             2000              1999
---------------------------------------------------------------------------------------------------------------------------------
Revenue:
        Interest                                     $ 46,052          $ 45,472         $   -         $ 44,166             $   -
        Foreign exchange                                2,550             2,550             -            1,056                 -
        -------------------------------------------------------------------------------------------------------------------------
                                                       48,602            48,022             -           45,222                 -
Expenses:
        Accounting and audit                          134,000            61,500             -           27,500                 -
        Administration fees to
            Thesseus Services Inc.                    190,765           120,000             -           60,000                 -
        Consulting                                    774,903           340,565             -          187,000                 -
        Credit card fees and expenses                  45,055            15,611             -                -                 -
        Equipment leasing                               3,356             3,356             -            2,524                 -
        Interest                                       56,596            56,596             -           49,082                 -
        Legal                                         830,824           465,936             -          282,741                 -
        Marketing                                      59,361            50,727             -           39,657                 -
        Miscellaneous                                  16,478             8,898            90            3,249                60
        Payroll                                       137,305            99,320             -           48,991                 -
        Printing                                       36,018            17,186             -           13,170                 -
        Regulatory filings                             11,859             8,293             -            3,053                 -
        Rent                                           48,231            48,231             -           29,736                 -
        Stock transfer fees                             6,470               804             -              804                 -
        Telephone                                      14,978            10,908             -            4,262                 -
        Travel                                         19,779            11,612             -            1,440                 -

        -------------------------------------------------------------------------------------------------------------------------
                                                    2,385,978         1,319,543            90          753,211                60
---------------------------------------------------------------------------------------------------------------------------------

Net loss before equity losses                       2,337,376         1,271,521            90          707,989                60

Equity losses                                         498,359           498,359             -          249,560                 -
---------------------------------------------------------------------------------------------------------------------------------

Net loss                                          $ 2,835,735       $ 1,769,880       $    90        $ 957,549             $  60
=================================================================================================================================
        Basic loss per share                      $      0.30       $      0.09       $  0.00        $    0.05            $0.00
        =========================================================================================================================

1.   Significant accounting policies:

     (a) Basis of presentation:

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results that will be realized for the complete fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000 filed under cover of the Company's annual report on Form 10-KSB.

     (b) Unaudited interim financial information:

         The interim financial information as at September 30, 2000 and for each of the six month and three month periods ended September 30, 2000 and 1999 is unaudited; however, such financial information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.

     (c) Going-concern assumption:

         These financial statements have been prepared in accordance with generally accepted accounting principles in the United States that are applicable to a going concern, which assume that the Company will continue its operations and be able to satisfy its obligations as they come due through the next year. As at September 30, 2000, the Company has a working capital deficiency of $4,745,276, incurred a loss during the six months then ended of $1,769,880, including a loss of $957,549 in the second quarter, and has not generated a profit since incorporation. Future operations of the Company depend upon the continued financial support of stockholders and common controlled companies. Management is of the opinion that the going concern assumption is appropriate, and is currently evaluating different alternatives to increase the Company's capital.

     (d) Earnings (loss) per share:

         Basic per share amounts are calculated based on the weighted average number of shares outstanding, and give retroactive effect to the stock splits, stock dividend and share cancellation as if they had happened at the beginning of the periods presented. Net earnings (loss) per share is computed using the weighted average number of common shares outstanding during each period, as follows:

         -----------------------------------------------------------------------------------------------------
                                                                                  2000                  1999
         -----------------------------------------------------------------------------------------------------

              Six months ended September 30                                    19,640,246            1,828,770
              Three months ended September 30                                  19,625,652            1,990,761
              From incorporation on May 31, 1994 to September 30                9,489,248                  N/A

         Fully diluted earnings (loss) per share has not been disclosed as the effect of the exercise of options, warrants and the conversion of convertible preferred shares would be anti-dilutive.

      (e)Comparative figures:

         Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.

2.   Note receivable, Themeware:

     On May 22, 2000, the Company entered into a term sheet to acquire all of the outstanding capital stock of ThemeWare Corporation ("ThemWare") in exchange for $135.0 million of the Company's common stock and a commitment to invest a total of $5.0 million in ThemeWare, of which $1.0 million was invested upon signing the term sheet on June 2, 2000. A further $1.0 million was to be invested on the signing of definitive agreements, which was to take place in August, 2000, and $1.0 million is to be invested upon the Securities and Exchange Commission's declaration that the registration statement on Form S-4 concerning this transaction is effective. The final $2.0 million is to be invested within twelve months of the closing of the transaction

     On August 25, 2000, the definitive agreements were signed. Subsequently, the date for the investment payment that was due on signing was modified by letter agreement and $1.5 million was advanced in accordance with the modification. As at September 30, 2000, the Company has advanced a total of $3.695 million. In return, ThemeWare executed a promissory note in favour of the Company. The note bears interest at 8%, with both principal and interest payable on demand. As the note is to be converted to equity on closing of the acquisition, it has been classified as a long-term asset in the accompanying consolidated balance sheet.

     In accordance with the definitive agreements, both ThemeWare and the Company continue to work toward a timely consummation of the acquisition, but there is no assurance that the acquisition will be consummated.

     Related to this proposed transaction, the Company signed a financing commitment effective June 27, 2000 with GrayBox, LLC, who agreed, subject to certain conditions, to invest $5 million in the Company to facilitate completion of the ThemeWare acquistion. A principal condition of that financing commitment was that the ThemeWare acquisition be closed by October 6, 2000, which has not happened. Accordingly that financing commitment expired.

3.   Convertible secured promissory note payable, Starfish Group, LLC:

     During, the second quarter the Company received advances from the Starfish Group, LLC totaling $2,559,765 The principal balance, together with interest at 10% per annum, is repayable in full on December 31, 2000. One of the principals of Starfish is a director of Inc.ubator and the other is the CEO of Themeware. While this note is outstanding, the Company is restricted from obtaining any debt, equity or other financing unless it is applied to the repayment of this note. As security for this note, the Company has granted the lender a security interest in certain of the Company's existing assets as well as in any stock, debt or equity interest in any other corporation. For a period of one year from the date of an event of default (as defined), the lender will have the right to convert amounts owing under the note into the most senior class of Preferred Stock of the Company that is convertible into common stock of the Company, as determined by the sole discretion of the lender, which common stock must then be registered pursuant to the Securities Act of 1933 within 90 days of the conversion. Upon default, for each $1 million, and on a pro-rata basis for any amount less than $1 million, the lender would be entitled to common stock equal to 5% of the Company's issued common stock calculated on a fully diluted basis.

4.   Shareholder loan:

     On May 30, 2000, the Company received a loan from a shareholder who is a brother of a director of the Company. The loan bore interest at 8% payable quarterly in arrears commencing September 1, 2000 and principal was to be payable in full on July 1, 2001. Subsequently, on July 7, 2000, the shareholder converted this loan into 1,000,000 non-voting, non-redeemable, Series B, 8% cumulative preferred shares in return for 50,000 two year warrants each entitling the holder to acquire one common share for $2.50. The preferred shares are convertible into 250,000 common shares, subject to anti-dilution provisions.

5.   Preferred shares:

     (a) Series A:

     At September 30, 2000, the Series A Convertible Preferred Shares have undeclared dividends in arrears of $184,168.

     (b) Series B:

     At September 30, 2000, the Series B Preferred Shares (note 4) have undeclared dividends of $18,630

     (c) Series C:

     On October 8, 2000, the Board authorized the creation of Series C Preferred Shares. As at September 30, 2000, no Class C Preferred Shares have been issued.

     (d) Series D:

     On September 22, 2000, the Company created and issued 1,300 Series D Preferred Shares with a stated value of $1,000 each, which are generally non-voting and not entitled to dividends, for $500,000 cash plus the return of 300,000 then outstanding Common Shares of the Company. The Series D Preferred Shares are convertible at any time, in an amount equal to the stated value of the Series D Preferred Shares together with an Additional Amount calculated on a daily basis at a rate of 4.5% per annum, into Common Shares of the Company based on a value of 80% of the then current market value of the Company's Common Shares, to a maximum of $1.50 per Common Share. At any time after the first anniversary of their issuance, the Company may redeem each Class D Preferred Share at a price equal to the greater of $1,400 plus the Additional Amount and the market price of the Common Shares, into which such Class D Preferred Share could then be converted.

6.   Equity losses:

     eCard Solutions, Inc. ("eCard") incurred losses of $314,335 for the six months ended June 30, 2000, including $175,193 in the second quarter. This amount, along with amortization of the excess of cost over net assets acquired for the six months of $51,893, including $25,947 in the second quarter, is reflected in equity losses in the Consolidated Statements of Operations. Commencing April 1, 2000, a total excess of $1,037,863 is being amortized over ten years.

     InfoBase Direct Marketing Services, Inc. ("InfoBase") incurred losses of $113,741 for the six months ended June 30, 2000, including $39,225 in the second quarter. This amount, along with amortization of the excess of cost over net assets acquired for the six months of $18,390, including $9,195 in the second quarter, is reflected in equity losses in the Consolidated Statements of Operations. Commencing April 1, 2000, a total excess of $367,791 is being amortized over ten years.

7.   Stock options and warrants:

     (a) Stock Option Plan:

         During fiscal 2000, the 1999 Stock Option Plan (the "Plan") was approved by the stockholders, whereby common shares of the Company may be issued to designated employees, officers and directors pursuant to the Plan, as approved by the Compensation Committee or the Board of Directors. Subject to stockholder approval of an increase in the authorized share capital of the Company, as at March 31, 2000, the Company had granted, pursuant to the Plan, options to purchase an aggregate of 10,500,000 common shares to certain officers and directors at exercise prices of between $0.04 and $2.00 per share. On April 24, 2000, the stockholders approved an increase in the authorized share capital of the Company, which was formalized with the filing of an amended and restated certificate of incorporation on June 1, 2000.

         The following table summarizes the status of options outstanding under the Plan:

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Stock options             Weighted
                                                                              outstanding        average price
------------------------------------------------------------------------------------------------------------------------------------

         Outstanding, March 31, 2000                                           10,500,000                 0.42
         Granted during the six months ended September 30, 2000                        -                    -
         Exercised during the six months ended September 30, 2000                      -                    -
         Forfeited during the six months ended September 30, 2000                      -                    -
------------------------------------------------------------------------------------------------------------------------------------

         Outstanding, September 30, 2000                                       10,500,000          $      0.42
------------------------------------------------------------------------------------------------------------------------------------

         Exercisable, September 30, 2000                                       10,500,000
------------------------------------------------------------------------------------------------------------------------------------


         The  following  table  provides  details  of  options   outstanding  at
September 30, 2000:

------------------------------------------------------------------------------------------------------------------------------------
                                           Number                                        Number
                                      outstanding       Weighted        Weighted    exercisable       Weighted
         Range of                    September 30   average life         average   September 30        average
         exercise price                      2000      remaining           price           2000          price
------------------------------------------------------------------------------------------------------------------------------------

         $0.04 to $0.045                8,500,000            4.1       $   0.045      8,500,000      $   0.045
         $2.00                          2,000,000            9.2            2.00      2,000,000           2.00
------------------------------------------------------------------------------------------------------------------------------------

                                       10,500,000            5.1       $    0.42     10,500,000      $    0.42
------------------------------------------------------------------------------------------------------------------------------------


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

8.   Commitment:

     In August, 2000, the Company entered into a Consulting Agreement with Graybox, LLC that provides for the payment of:

         (a)      A retainer of $12,000 per month;

         (b) A financing fee equal to 10% of the gross proceeds received by or on behalf of the Company as proceeds of any debt, equity or other financing which is found, arranged or materially advanced by GrayBox, LLC during the term of the agreement;

         (c) An acquisition fee equal to 10% of the purchase price for any acquisition GrayBox, LLC obtains or materially advances for the Company;

         (d) A general transaction fee, in the form and amount then customary, reasonable and appropriate for transactions of the same type as determined by the parties through reasonable good faith negotiation, for any other transaction which GrayBox, LLC obtains or materially advances.

     This agreement continues indefinitely until terminated by either party, with or without cause, on 5 days prior written notice.

9.   Supplementary cash flow information:

------------------------------------------------------------------------------------------------------------------------------------
                                                          Period from
                                                     incorporation on              Six months       Six months
                                                         May 31, 1994                   ended            ended
                                                     to September 30,           September 30,    September 30,
                                                                 2000                    2000             1999
------------------------------------------------------------------------------------------------------------------------------------
     Non-cash investing and financing activities:
         Common shares issued to unrelated
            parties on acquisition of CASA             $        2,000            $     -             $      -
     Common shares issued to Thesseus on
       acquisition of EAL                                       1,500                  -                    -
         Eikos distributions received by Thesseus

            on behalf of the Company                          585,006                  -                    -
         Preferred shares authorized and issued to
            Thesseus on acquisition of EAL                  6,592,494                  -                    -
         Common shares issued for services *                  182,500                  -                    -
         Common shares authorized and
            issued to Thesseus on acquisition of
            investments in eCard and InfoBase               6,644,787                  -                    -
         Note payable to eCard for investment
            in Series B preferred shares                     (750,000)                 -                    -
------------------------------------------------------------------------------------------------------------------------------------

     * Net of cancellation.

10.  Contingencies:

      (a)eCard:

     On May 24, 2000, eCard delivered the Company a notice of default on its obligation. As at September 30, 2000, none of the remaining instalment payments on the note have been made and the shares and initial investment are subject to forfeiture under the Company's agreement with eCard, although management has indicated an ongoing intention as of the date of these financial statements, on the part of both parties, to renegotiate the terms of the Company's investment commitment. If Inc.ubator's negotiations with eCard are not successful, eCard could retain the $250,000 already paid and Inc.ubator could be required to return all of the Series B preferred shares and write-off that $1,000,000 investment net of the unpaid balance of the note.

     (b) Legal action:

              On August 24, 2000, a legal action was commenced against the Company by Incubator Capital Group, LLC ("ICGL") in the United States District Court for the Southern District of New York. The claims are purportedly based on the trademark rights of ICGL, for the Company's use of the name "Incubator Capital" and its use of the domain name www.incubatorcapitalcorp.com. ICGL has filed a complaint that includes causes of action for False Designation of Origin, Unfair Competition, Federal Dilution, State Dilution and Deceptive Acts and Practices, which seeks injunctive relief and damages in an unspecified amount. This matter is in its early stages, as the Company and ICGL currently are in dispute regarding procedural issues, whereby the Company claims that is was not properly served with a summons and complaint. ICGL has taken the position that service was effected, and that it will seek a default judgment for failure to file a responsive pleading. The Company intends to vigorously defend the action. The outcome of the litigation is uncertain and cannot be predicted at this time. Any adverse result could have a material adverse affect on the business of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations or Plan of Operation Forward Looking Statements

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

General

         The Company has a limited operating history upon which to base an evaluation of its business. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. In addition, because the Company acquires significant interests in companies which concentrate on businesses using the Internet to provide products and services primarily to the small to medium sized business market, many of which generate net losses, it is experiencing, and expects to continue to experience, significant volatility in its operating results. The Company does not know when or if it will report net income, and it expects that it will report net losses in many quarters for the foreseeable future.

         The Company intends to evaluate, on an ongoing basis, the carrying value of its ownership interests in and advances to the companies it invests in ("Operating Companies") for possible impairment, based on achievement of business plan objectives, the financial condition and prospects of the Operating Companies and other relevant factors. Such factors may be financial or non-financial in nature.

Effect of Accounting Methods

         The various interests that Inc.ubator acquires in its Operating Companies are accounted for under the equity, consolidation or cost method. The applicable accounting method is generally determined based on the Company's voting interest in the Operating Companies. In the future, the presentation of the Company's financial statements may differ from period to period, primarily due to whether or not it applies the consolidation method or the equity method. This could result if its voting interest in a company either rises above or drops below 50%. See Note 2 (b) of the notes to the Company's audited
Consolidated Financial Statements previously filed in the Form 10K-SB for a detailed discussion of these accounting methods.

Results of Operations for the Six Months Ended September 30, 2000

         The six month period ended September 30, 2000 continues to reflect start-up results only as Inc.ubator began operations November 11, 1999, a period of approximately ten months.

         The Company's reported results of operations include all amounts for the parent company, Inc.ubator, and its wholly-owned subsidiary companies, CASA@Home.com, Inc. ("CASA"), Eikos Acquisition Limited, ("EAL"), and Shanecy Holdings, Inc. ("SHI"). All three subsidiaries were either formed or acquired recently and/or have limited operations. CASA is as yet inactive, while EAL and SHI are holding entities and as such, their operating expenses were not a material part of the operating expenses of the consolidated entity for the six months ended September 30, 2000 or since the Company began operations. SHI does however account for its investments in InfoBase Direct Marketing Services, Inc. ("InfoBase") and eCard Solutions, Inc. ("eCard Solutions") on the equity basis and recorded total equity losses for the six months ended September 30, 2000 of $498,359, which represents approximately 30% of the loss for the consolidated entity. Since the Company commenced its new business strategy in November 1999, comparisons to the same period of the prior year are not relevant.

         During the six months ended September 30, 2000, the Company's focus has been on furthering the completion of the definitive agreements relating to the acquisition of ThemeWare, the Company's first major acquisition. In addition, management has continued to explore various alternatives to raise capital. As a result, costs of operation for the period continued to center around legal, consulting, audit and administrative matters. The Company reported a net operating loss of $1,770,000, or $0.09 per share, for the six months ended September 30, 2000 and $957,549, or $0.05 per share for the three months ended September 30, 2000.

         Revenue. The Company reported total revenue of $48,000 for the six months ($45,000 - 3 months) ended September 30, 2000, which represents primarily interest on funds advanced to ThemeWare. As reflected in Note 2 (d) of the Company's audited Consolidated Financial Statements included in the Form 10-KSB, the Company accounts for payments received from Eikos Management LLC ("Eikos") under the Mutual Business Development Agreement (the "MBDA") on a cost recovery basis and hence no revenue will be recognized until the carrying value of the asset has been reduced to zero.

         Expenses. The Company had expenses of $1,319,543 for the six months ($753,211 - 3 months) ended September 30, 2000 of which consulting and legal fees represented $340,565 ($187,000 - 3 months), and $465,936 ($282,741 - 3 months), respectively. The Company's expenses related to the commencement of operations as a public company, the acquisitions of the companies discussed herein and the preparation of securities documents. Expenses also included audit and accounting expenses of $61,500 and an administration fee payable to Thesseus Services Ltd., a subsidiary of Thesseus International Asset Fund NV ("Thesseus"), of $120,000.

Financial Condition

         At September 30, 2000, the Company's assets were comprised primarily of the investments, notes receivable and intellectual property described below.

         CASA and Eikos Acquisition. On November 11, 1999, the Company acquired 100% of CASA from K. Washington-Galanis Investments, LLC and 100% of the stock of EAL from Thesseus. The carrying value of assets acquired in the transactions is $6,170,294 as of September 30, 2000 and is reflected as "Investments" and "Intellectual capital" in the consolidated balance sheet. See Note 4 of the audited Consolidated Financial Statements for the year ended March 31, 2000 previously filed in Form 10K-SB, for a description of these investments.

         eCard Solutions and InfoBase Acquisition. On January 18, 2000, the Company acquired interests in eCard Solutions and InfoBase Direct Marketing from Thesseus, a related party. The investments were transferred at book values previously recorded by Thesseus totaling $6,644,787 and are reflected in "Investments" in the consolidated balance sheet attached, net of equity losses of $498,359 reflected in the statement of operations for the six months.

         On March 13, 2000, eCard Solutions created two separate series of preferred shares. The then existing 400 preferred shares acquired were reclassified as Series A and have a total redemption value equal to the $6,276,996 carrying value acquired. Additionally, the Company committed to invest $1.0 million in eCard Solutions through the acquisition of one million Series B preferred shares in eCard Solutions. Payment was to be made in four equal installments of $250,000 on March 13, April 13, May 12 and June 12, 2000. At March 31, 2000, $250,000 had been paid and the balance of $750,000 was reflected as a note payable in the consolidated financial statements. In the first quarter, Inc.ubator management determined that the interests of its shareholders would best be served by attempting to restructure this transaction so as to eliminate any future payments for the Series B preferred stock. As of September 30, 2000, Inc.ubator and eCard Solutions were still in negotiations but had not yet reached formal agreement on this matter. If Inc.ubator's negotiations with eCard Solutions are unsuccessful, eCard Solutions could retain the $250,000 already paid and Inc.ubator could be required to return all of the Series B preferred shares acquired from eCard Solutions, which would have a negative impact on the Company's financial condition and results of operations.

         The Company had a working capital deficiency of $4.75 million and an accumulated deficit of $2.85 million at September 30, 2000.

Liquidity and Capital Resources

         A major objective of Inc.ubator is to raise sufficient capital to fund growth, fulfill Inc.ubator's business strategy and meet all cash requirements with cash and short term equivalents.

         The primary source of cash to date has been loans and preferred equity financing from related parties and distributions from EAL pursuant to the MBDA. The Company has also raised $500,000 through a private placement for its Series D preferred stock. Under the terms of the private placement of the Series D preferred stock, IIG Equities Fund NV purchased 1,300,000 shares of Series D preferred stock from the Company in exchange for total consideration of $1,300,000 in the form of $500,000 in cash and 300,000 shares of the Company's common stock. Such Series D preferred Stock is convertible into shares of Common Stock of the Company. The primary use of cash has been for general and administrative expenses, the initial installment of $250,000 made to e-Card Solutions to fund the partial payment for the Series B preferred shares and the $3.7 million advanced to ThemeWare to date. At September 30, 2000, Inc.ubator had no cash on hand. Inc.ubator expects negative cash flows from operations to continue for the foreseeable future, as it continues to develop and implement its business strategy.

         During the six months ended September 30, 2000, the Company's operations were financed primarily through a note payable from an affiliated company owned by Kevin Washington, a director of the Company and David Bergstein, the Chief Executive Officer of Themeware, Starfish Group, LLC ($2,559,765), the return of a refundable deposit ($150,000) short-term accounts payable ($747,000), the issuance of preferred stock ($1,500,000) and cash flow from the Company's 49.5% interest in Eikos, which the Company holds through its wholly-owed subsidiary, EAL ($277,200). Through this investment, the Company has to date been eligible to receive up to $37,125 per month pursuant to the terms of the MBDA. Since June 1, 2000, also pursuant to the terms of the MBDA, the Company is eligible to receive up to an additional $12,375 per month in credit card receivables or $11,137 in cash, the method of payment being solely at the option of the Credit Store. These additional payments have been accrued in the accounts but are unpaid as at September 30, 2000. Credit Store has indicated that they wish to pay by way of credit cards. The initial $1.0 million payment to ThemeWare was financed by a short-term loan from a stockholder who is the brother of a director of the Company. The loan was subsequently converted to equity in July 2000. Reference is made to note 10 (f) of the Consolidated Financial Statements of the Company for its year ended March 31, 2000 included in the Form 10-KSB for a more detailed description of this transaction. The Company has used share for share exchanges in connection with its acquisitions. During fiscal 2000, the Company issued 4.0 million shares (as adjusted for the stock split) of common stock to an entity controlled by two directors in connection with the acquisition of CASA. The Company also agreed to issue 5.0 million shares (as adjusted for the stock split) of its common stock to Thesseus in connection with the acquisition of EAL, eCard Solutions and InfoBase.

         At September 30, 2000, the Company had a working capital deficit of approximately $4.75 million. The Company anticipates that it will require substantial additional financing to fund its ongoing operations and has secured commitments for a portion of those requirements. Further, the Company is currently exploring various options to alter its capital structure, raise additional capital and amend its business plan going forward. The Company currently anticipates it will need to raise approximately $30.0 million over the next 12 to 18 months in order to fund its obligations to ThemeWare, to implement its business strategy, including the funding of further acquisitions, and to fund operating expenses. There can be no assurance, however, that additional funding will be available or, if available, that it will be available on terms acceptable to the Company. If adequate funds are not available, it may not be able to continue. There can be no assurance that the Company will be able to raise additional cash if its cash resources are exhausted. The Company's ability to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the Company's business performance. A major objective of Inc.ubator is to raise sufficient capital to fund growth, fulfill Inc.ubator's business strategy and meet all cash requirements with cash and short term equivalents.

Current Initiatives and Recent Developments

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

         The definitive agreements were signed on August 25, 2000. Subsequent to the signing of the definitive agreements, the date for the investment payment that was to be due on signing was modified by letter agreement and $1.5 million in investment payments were made in accordance with the modification. As of September 30, 2000 the Company had made total advances to ThemeWare of $ 3,695,000.

         Related to this proposed transaction, effective June 27, 2000, the Company signed a financing commitment with a third party investor who has agreed, subject to certain conditions, to invest $5,000,000 in the Company to facilitate completion of the ThemeWare acquisition. A principal condition of the financing commitment was that the acquisition be closed by October 6, 2000. The acquisition was not consummated by October 6, 2000 and as a result, the financing commitment expired.

         In accordance with the definitive agreements, both ThemeWare and the Company continue to work toward a timely consummation of the acquisition but no assurance can be given that the acquisition will in fact be consummated. IBTR is currently obligated to file a registration statement with the SEC which registers the shares of common stock to be issued to the ThemeWare shareholders. In accordance with the terms of the definitive agreements $3.00 is the minimum price that IBTR shares can be issued to Themeware and thus if the stock price is below $3.00 per share at the time the registration statement becomes effective no assurance can be given that the acquisition will in fact be consummated.

         On September 12, 2000, Mr. Jason Galanis stepped down as President and Chief Operating Officer of the Company for personal reasons. As of the date of this document, no replacement has yet been named. Mr. Galanis still remains a major shareholder of the Company and a member of the Company's Board of Directors.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Incubator Capital Group, LLC. v. Incubator Capital, Inc.

On August 24, 2000, a legal action was commenced against the Company by Incubator Capital Group, LLC ("ICGL") in the United States District Court for the Southern District of New York. The claims are purportedly based on the trademark rights of ICGL, for the Company's use of the name "Incubator Capital" and its use of the domain name www.incubatorcapitalcorp.com. ICGL has filed a complaint that includes causes of action for False Designation of Origin, Unfair Competition, Federal Dilution, State Dilution and Deceptive Acts and Practices, which seeks injunctive relief and damages in an unspecified amount. This matter is in its early stages, as the Company and ICGL currently are in dispute regarding procedural issues, whereby the Company claims that is was not properly served with a summons and complaint, and ICGL has taken the position that service was effected, and that it will seek a default judgment for failure to file a responsive pleading. The Company intends to vigorously defend the action. The outcome of the litigation is uncertain and cannot be predicted at this time. Any adverse result could have a material adverse affect on the business of the Company.

 .

Item 2.           Change in securities.

                  Not applicable.

Item 3.           Defaults Upon Senior Securities.

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 5.           Other Information.

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

                  Exhibit No.                Description of Exhibit
                  -----------                ------------------------
                  27.1                       Financial Data Schedule

                                    Signature

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INC.UBATOR CAPITAL, INC.


Dated:   November 20, 2000                     By: /s/ Michael Bodnar
                                                   ------------------
                                                   Michael Bodnar
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ------------------------
27.1              Financial Data Schedule