Form 10QSB
period 2000-12-31
INC UBATOR CAPITAL INC
filed 2001-02-23
CIK 1081227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For Period ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                         Commission file number 0-25521

                            INC.UBATOR CAPITAL, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       88-0407731
 ---------------------------                        ------------------------
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


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 20, 2001, the issuer had 19,355,000 shares of common stock, $0.001 per value, issued and outstanding.

Transitional Small Business Disclosure Format        Yes               No    X
                                                          ----             -----

                    INC.UBATOR CAPITAL, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                December 31, 2000

                                      INDEX

                                                                         Page No

PART I Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Statement of Cash Flows................................3
         Consolidated Statement of Stockholders' Equity..................... 4
         Consolidated Balance Sheet..........................................5
         Consolidated Statement of Operations................................6
         Notes to Consolidated Financial Statements......................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations or Plan of Operation....................16

PART II Other Information

Item 1:  Legal Proceedings..................................................22
Item 2:  Changes in Securities..............................................22
Item 3:  Defaults Upon Senior Securities....................................22
Item 4:  Submission of Matters to a Vote of Security Holders................22
Item 5:  Other Information..................................................22
Item 6:  Exhibits and Reports on Form 8-K...................................22

PART I.  FINANCIAL INFORMATION

INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------------------
                                                                      Period from
                                                                 incorporation on          Nine months           Nine months
                                                                          May 31,                ended                 ended
                                                                          1994 to              Dec. 31               Dec. 31
                                                                    Dec. 31, 2000                 2000                  1999
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                         $ (3,873,912)        $ (2,808,057)            $ (24,699)
    Items not involving cash:
         Common shares issued for services                                182,700                    -                     -
         Payment of expense for stock options                             150,000                    -                     -
         Write-off of Intellectual Capital                                  2,000                2,000                     -
         Write-off of Infobase                                            226,466              226,466                     -
         Equity losses                                                    599,982              599,982                     -
    Changes in non-cash operating working capital:
         Decrease (increase) in prepaids                                   (2,262)              35,651               (75,000)
         Decrease (increase) in interest receivable                      (110,621)            (110,621)                    -
         Decrease (increase) in subscription receivable                         -                    -               (25,000)
         Decrease in refundable deposits                                        -              150,000                     -
         Increase in accounts payable and
           accrued liabilities                                          1,325,511              869,731                12,016
-----------------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                              (1,500,135)          (1,034,848)             (112,683)

Cash flows from investing activities:
    Notes receivable                                                   (4,034,000)          (4,034,000)                    -
    Investment in eCard Solutions, Inc.                                  (250,000)                   -                     -
    Distributions from Eikos Acquisition Limited                          456,000              307,500                37,125
-----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by investing activities                          (3,828,000)          (3,726,500)               37,125

Cash flows from financing activities:
    Notes payable                                                         326,570              (63,430)                    -
    Issuance of common shares                                              28,700                    -                25,200
    Issuance of preferred shares                                        1,500,000            1,500,000
    Common shares subscribed but unissued                                       -                    -               140,000
    Note payable, Starfish Group, LLC                                   3,328,765            3,328,765                     -
    Advances from related parties, net                                    154,377               (4,404)              (24,871)
-----------------------------------------------------------------------------------------------------------------------------

    Net cash used in financing activities                               5,338,412            4,760,931               140,329
-----------------------------------------------------------------------------------------------------------------------------

Increase (Decrease) in cash                                                10,277                 (417)               64,771

Cash, beginning of period                                                       -               10,694                   122
-----------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                      $ 10,277             $ 10,277              $ 64,893
=============================================================================================================================

INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in U.S. Dollars)

Period from incorporation on May 31, 1994 to December 31, 2000

                                                                                      Common        Common
                                                                                shares to be  shares to be   Additional
                                           Common      Par  Preferred      Par    authorized    authorized      paid-in  Accumulated
                                           shares    value     shares    value    and issued    and issued      capital      deficit
------------------------------------------------------------------------------------------------------------------------------------
June 14, 1994
Shares issued                             100,000      $ 1        $ -     $ -           $ -            $ -         $ 99         $ -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                   100,000        1          -                                    -           99           -
July 31, 1995
Shares issued                              37,000        -          -       -                            -        3,700           -
Net loss, year ended
  March 31, 1996                                -        -          -       -              -             -            -        (100)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                   137,000        1          -       -              -             -        3,799        (100)
Net loss, year ended March 31, 1997             -        -          -       -              -             -            -           -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                   137,000        1          -       -              -             -        3,799        (100)
December 2, 1997
Acquisition of equity of
  Thesseus in Eikos                             -        -          -       -      7,177,500             -            -           -
February 28, 1998
Shares issued for services                100,000        1          -       -              -             -           99           -
February 28, 1998
Forward share split 45:1               10,428,000      105          -       -              -             -         (105)          -
Net loss, year ended March 31, 1998             -        -          -       -              -             -            -        (100)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                10,665,000      107          -       -      7,177,500             -        3,793        (200)
September 30, 1998
Eikos distributions                             -        -          -       -       (370,462)            -            -           -
October 7, 1998
Change par value from $0.00001 to
   $0.001                                       -   10,558          -       -              -             -       (3,793)     (6,765)
Net loss, year ended March 31, 1999             -        -          -       -              -             -            -      (3,578)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                10,665,000   10,665          -       -      6,807,038             -            -     (10,543)
September 14, 1999
Cancellation of shares                 (9,000,000)  (9,000)         -       -              -             -        9,000           -
September 16, 1999
Forward share split 2:1                 1,665,000    1,665          -       -              -             -            -      (1,665)
September 28, 1999
Forward share split 1.5:1               1,665,000    1,665          -       -              -             -            -      (1,665)
November 10, 1999
Eikos distributions                             -        -          -       -       (214,544)            -            -           -
November 11, 1999
Shares issued on acquisition of
   CASA@Home, Inc. and Eikos

      Acquisition Limited               3,500,000    3,500          -       -      6,592,494             -            -           -
December 17, 1999
Shares issued - 50,000 for cash,
   200,000 for services                   250,000      250          -       -              -             -      124,750           -
December 30, 1999
Share dividend                          8,745,000    8,745          -       -              -             -            -      (8,745)
January 10, 2000
Shares issued for services                 40,000       40          -       -              -             -       19,960           -
January 18, 2000
Acquisition of investments in eCard
   Solutions, Inc. (formerly Brunswick
   Capital Partners, Inc.) and InfoBase
   Direct Marketing Services, Inc.
   (2,000,000 shares)                           -        -          -       -              -         2,000    6,642,787           -
January 24, 2000
   Payment for share options                    -        -          -       -              -             -      150,000           -
February 14, 2000
   Shares issued for services             125,000      125          -       -              -             -       62,375           -
Net loss, year ended
   March 31, 2000                               -        -          -       -              -             -            -  (1,062,077)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                17,655,000   17,655          -       -      6,592,494         2,000    7,008,872  (1,084,695)

Shares issued to Thesseus International
   Asset Fund for Eikos Acquisition,

   eCard and InfoBase                   2,000,000    2,000  8,500,000   8,500     (6,592,494)       (2,000)   6,583,994           -
July 6th, 2000
     Shareholder loan converted
        to B preferred stock                                1,000,000   1,000                                   999,000
September 22, 2000
     Issued Series D preferred stock                            1,300       1                                   500,299
     Retired common stock                (300,000)    (300)
Net loss, nine months ended
   December 31, 2000                            -        -          -       -              -             -            -  (2,808,057)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000             19,355,000   19,355  9,501,300   9,501              -             -   15,092,165  (3,892,752)
===================================================================================================================================

INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheet
(Unaudited)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                        December 31                    March 31
                                                                                               2000                        2000
--------------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)

Assets

Current assets:
    Cash                                                                                   $ 10,277                    $ 10,694
    Interest Receivable                                                                     110,621                           -
    Note receivable, Graphics Technology, Inc.                                              570,000                           -
    Receivable from related parties                                                          81,027                      24,540
    Refundable deposits                                                                           -                     150,000
    Prepaids                                                                                  2,261                      37,912
--------------------------------------------------------------------------------------------------------------------------------
                                                                                            774,186                     223,146

Note receivable, ThemeWare                                                                3,464,000                           -

Investments                                                                              12,956,333                  14,090,281

Intellectual capital                                                                              -                       2,000
--------------------------------------------------------------------------------------------------------------------------------

                                                                                       $ 17,194,519                $ 14,315,427
================================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable and accrued liabilities                                            $ 1,325,510                   $ 455,779
    Payable to related parties                                                              235,405                     183,322
    Note payable to eCard Solutions, Inc.                                                   750,000                     750,000
    Note payable, Starfish Group, LLC                                                     3,328,765                           -
    Notes payable                                                                           326,570                     390,000
    ----------------------------------------------------------------------------------------------------------------------------
                                                                                          5,966,250                   1,779,102

Stockholders' equity:
    Share capital:
       Authorized:
         150,000,000 common shares with par value of $0.001
         25,000,000 preferred shares with par value of $0.001
       Issued and fully paid:
            8,500,000 (March 31 - nil) Series A, non-redeemable,
                                        voting, convertible preferred shares                  8,500                           -
            1,000,000 (March 31 -nil) Series B, non-redeemable,
                                        non-voting, 8% cumulative
                                        convertible preferred shares                          1,000                           -
            1,300 (March 31 -nil) Series D, redeemable, non-
                                        voting, convertible preferred shares                      1                           -
                                                                                   ---------------------------------------------
                                                                                              9,501                           -
            19,355,000 (March 31 - 17,665,000) common shares                                 19,355                      17,655
            Common shares to be authorized and issued                                             -                       2,000
            Preferred shares to be authorized and issued                                          -                   6,592,494
            Additional paid-in capital                                                   15,092,165                   7,008,872
            Deficit accumulated during the development stage                             (3,892,753)                 (1,084,695)
            --------------------------------------------------------------------------------------------------------------------
                                                                                         11,228,268                  12,536,326

                                                                                       $ 17,194,519                $ 14,315,427
================================================================================================================================
                                                                                                  -                           -

INC.UBATOR CAPITAL, INC.
(Formerly Shanecy, Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------------------------------------
                                              Period from
                                         incorporation on      Nine months       Nine months      Three months      Three months
                                                  May 31,            ended             ended             ended             ended
                                                  1994 to          Dec. 31           Dec. 31           Dec. 31           Dec. 31
                                            Dec. 31, 2000             2000              1999              2000              1999
---------------------------------------------------------------------------------------------------------------------------------
Revenue:
        Interest                                $ 112,719          112,139              $ 33          $ 66,667              $ 33
        Foreign exchange                            2,309            2,309                 -              (241)                -
        -------------------------------------------------------------------------------------------------------------------------
                                                  115,028          114,448                33            66,426                33
Expenses:
        Accounting and audit                      154,325           81,825                 -            20,325                 -
        Administration fees to
           Thesseus Services Inc.                 276,409          205,644             9,621            85,644             9,621
        Bad Debts                                  53,190           53,190                 -            53,190                 -
        Consulting                                964,903          530,565                 -           190,000                 -
        Credit card fees and expenses              45,055           15,611                 -                 -                 -
        Equipment leasing                           3,668            3,668                 -               312                 -
        Interest                                  132,844          132,844                 -            76,248                 -
        Legal                                   1,166,952          802,064            12,079           336,128            12,079
        Marketing                                  61,828           53,194             1,055             2,467             1,055
        Miscellaneous                              18,941           11,361               441             2,463               381
        Payroll                                   151,721          113,736                 -            14,416                 -
        Printing                                   36,018           17,186                 -                 -                 -
        Regulatory filings                         13,466            9,900               615             1,607               615
        Rent                                       32,038           32,038                 -           (16,193)                -
        Stock transfer fees                         7,809            2,143               921             1,339               921
        Telephone                                  19,696           15,626                 -             4,718                 -
        Travel                                     21,629           13,462                 -             1,850                 -

        -------------------------------------------------------------------------------------------------------------------------
                                                3,160,492        2,094,057            24,732           774,514            24,672
---------------------------------------------------------------------------------------------------------------------------------

Net loss before equity losses                   3,045,464        1,979,609            24,699           708,088            24,639

Write-off of Intellectual Capital                   2,000            2,000                 -             2,000                 -
Write-off of Infobase                             226,466          226,466                 -           226,466                 -
Equity losses                                     599,982          599,982                 -           101,624                 -
---------------------------------------------------------------------------------------------------------------------------------

Net loss                                      $ 3,873,912      $ 2,808,057          $ 24,699       $ 1,038,177          $ 24,639
================================================================================================================================

        Basic loss per share                       $ 0.39           $ 0.14          $ 0.0022            $ 0.05          $ 0.0018
        ========================================================================================================================

Notes to Consolidated Financial Statements
(Unaudited)
(Expressed in U.S. Dollars)
Nine months ended December 31, 2000

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

    (b) Unaudited interim financial information:

    The interim financial information as at December 31, 2000 and for each of the nine month and three month periods ended December 31, 2000 and 1999 is unaudited; however, such financial information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.

    (c) Going-concern assumption:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States that are applicable to a going concern, which assume that the Company will continue its operations and be able to satisfy its obligations as they come due through the next year. As at December 31, 2000, the Company has a working capital deficiency of $5,192,064, incurred a loss during the nine months then ended of $2,808,057, including a loss of $1,038,177 in the third quarter, and has not generated a profit since incorporation. Future operations of the Company depend upon the continued financial support of stockholders and common controlled companies. The Company expects negative cash flows from operations to continue for the foreseeable future and if it is unable to promptly raise additional funding it will not be able to continue as a going concern!

    (d) Earnings (loss) per share:

    Basic per share amounts are calculated based on the weighted average number of shares outstanding, and give retroactive effect to the stock splits, stock dividend and share cancellation as if they had happened at the beginning of the periods presented. Net earnings (loss) per share is computed using the weighted average number of common shares outstanding during each period, as follows:

    ----------------------------------------------------------------------------
                                                              2000          1999
    ----------------------------------------------------------------------------

    Nine months ended December 31                       19,544,818    11,293,636
    Three months ended December 31                      19,355,000    13,886,739
    From incorporation on May 31, 1994 to December 31    9,868,700           N/A

    Fully diluted earnings (loss) per share has not been disclosed as the effect of the exercise of options, warrants and the conversion of convertible preferred shares would be anti-dilutive.

    (e)  Comparative figures:

    Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.

2. Notes Receivable:

ThemeWare:

On May 22, 2000, the Company entered into a term sheet to acquire all of the outstanding capital stock of ThemeWare Corporation ("ThemeWare") in exchange for $135.0 million of the Company's common stock and a commitment to invest a total of $5.0 million in ThemeWare, of which $1.0 million was invested upon signing the term sheet on June 2, 2000. A further $1.0 million was to be invested on the signing of definitive agreements, which was to take place in August 2000, and $1.0 million is to be invested upon the Securities and Exchange Commission's declaration that the registration statement on Form S-4 concerning this transaction is effective. The final $2.0 million is to be invested within twelve months of the closing of the transaction.

On August 25, 2000, the definitive agreements were signed. Subsequently, the date for the investment payment that was due on signing was modified by letter agreement and $1.5 million was advanced in accordance with the modification. As at December 31, 2000, the Company has advanced a total of $3.464 million. In return, ThemeWare executed a promissory note in favor of the Company. The note bears interest at 8%, with both principal and interest payable on demand. As the note is to be converted to equity on closing of the acquisition, it has been classified as a long-term asset in the accompanying consolidated balance sheet.

During the second quarter operational results at ThemeWare deteriorated significantly and as a result, ThemeWare requested funding from the Company beyond that which was required under the terms of its definitive purchase agreement. The Company has insufficient funds on hand to meet ThemeWare's request. If ThemeWare or the Company does not quickly raise the funding ThemeWare needs, ThemeWare will not be able to continue as a going concern. If ThemeWare is unable to continue as a going concern, the Company will lose the full amount of the funds already advanced to ThemeWare.

Related to this proposed transaction, the Company signed a financing commitment effective June 27, 2000 with GrayBox, LLC, who agreed, subject to certain conditions, to invest $5 million in the Company to facilitate completion of the ThemeWare acquisition. A principal condition of that financing commitment was that the ThemeWare acquisition be closed by October 6, 2000, which has not happened. Accordingly, that financing commitment expired.

Graphics Technology, Inc. ("GTIX"):

On November 20, 2000, the Company entered into an agreement with Graphics Technology, Inc. ("GTI") formerly known as Virtual Technology Corporation ("VTC") and GTI Acquisition Corporation ("GTI"), both Minnesota corporations, referred to collectively as GTIX, under which the Company agreed to provide GTIX with credit financing up to $570,000 for general corporate purposes and to assume liability for the payment of certain of existing indebtedness of GTIX and/or its affiliates. The credit financing is evidenced by a "Credit Agreement (the "Agreement"), which includes all necessary documentation to provide the company a perfected security interest in all of the assets of GTIX. As of December 31, 2000, the Company has provided $570,000 in credit financing to GTIX under the Agreement.

On December 20, 2000 GTIX filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Minnesota, in order to facilitate restructuring its business. The Company is a first position creditor in the reorganization proceeding and is currently discussing with GTIX various options with regard to its restructuring so as to protect the Company's advances and facilitate GTIX's transition into a business-to-business wholesale technology provider

GTIX has been an e-commerce provider of high performance computer hardware, software and peripheral products to computer end-users, businesses and consumers through its netdirect.com website and dtpdirect.com direct marketing website, as well as to wholesale and retail customers throughout the United States and Canada using a wholesale distribution network. Unfortunately, GTIX's working capital shortage has led it to suspend certain aspects of its business. Pending its reorganization and obtaining additional financing, GTIX intends to focus on its business as a distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada.

3. Note payable, Starfish Group, LLC, Graybox, LLC, The Daimyo Group, Inc., collectively "Starfish":

Since the second quarter the Company has received advances from Starfish totaling $3,328,765. The principal balance, together with interest at 10% per annum, is repayable in full on December 31, 2000. While this note is outstanding, the Company is restricted from obtaining any debt, equity or other financing unless it is applied to the repayment of this note. As security for this note, the Company has granted Starfish a security interest in all of the Company's existing assets as well as, during the term of the Agreement, in any subsequently acquired stock, debt or equity interest in any other corporation. For a period of one year from the date of an event of default (as defined), the Starfish will have the right to convert amounts owing under the note into the most senior class of Preferred Stock of the Company that is convertible into common stock of the Company, as determined by the sole discretion of the Starfish, which common stock must then be registered pursuant to the Securities Act of 1933 within 90 days of the conversion. Upon default, for each $1 million, and on a pro-rata basis for any amount less than $1 million, the lender would be entitled to common stock equal to 5% of the Company's issued common stock calculated on a fully diluted basis.

Starfish Group, LLC is a Nevada limited liability company owned by a group of investors, none of whom are officers or directors of the Company. A Director of the Company has provided a personal guarantee of $1 million to a non-related provider of funds to Starfish. The Daimyo Group, Inc. is a Nevada corporation owned by a group investors none of whom are officers or Directors of the Company. Graybox, LLC is a Nevada limited liability company owned by a group of investors, none of whom are officers or directors of the Company.

The Company was unable to repay the Starfish notes when they matured on December 31, 2000 and is now in default under the terms and conditions of the notes. Negotiations are underway to obtain forbearance from Starfish in exercising its rights under the notes and security interests granted Starfish. However, there can be no assurance that these negotiations will be successful. Should Starfish exercise its rights under the notes and security interests granted, the Company would be not be able to continue as a going concern.

4. Write Down of Investments:

InfoBase Direct Marketing Services, Inc. ("InfoBase")

On January 18, 2000, the Company acquired through a wholly-owned subsidiary, Shanecy Holdings, Inc. ("SHI"), 4,900 preferred shares in InfoBase convertible into a 49% participating interest. This interest was acquired from Thesseus International Asset Fund N.V. ("Thesseus") through a merger, effective January 11, 2000, between SHI and a subsidiary of Thesseus, for which the Company issued

2 million common shares to Thesseus. Thesseus is considered a related party by virtue of a Company director being, directly and indirectly, a stockholder of Thesseus. At June 30, 2000 the carrying value of this investment was $226,466. InfoBase's ability to carry out its business plan is dependent on receiving additional investment from the Company. During the third quarter it was determined that no additional investment should be made into InfoBase and that the Company's investment in InfoBase should be written off. Additionally the Company carries in its Accounts Receivable $53,190 that is due from an officer of InfoBase. It has been determined that the receivable is uncollectible and it too has been written off.

CASA@Home.com, Inc. ("CASA"):

In November 1999, the Company agreed with K. Washington-Galanis Investments, LLC ("WGI"), a private investment entity controlled by a Company director and a shareholder, to acquire 100% of CASA for 2,000,000 common shares of the Company. The shares were issued to 19 investors represented by WGI. The sole asset of CASA at the date of acquisition was certain intellectual capital and a business plan for an Internet-based provider of services. The Company carried this asset at the par value of the shares issued which represents the cost base of the former owners. The ability of CASA to implement its business plan is dependent on receiving additional investment from the Company. The Company has been unable to raise sufficient funds to invest in CASA and, to date, it has been unable to implement its plan. Since the Company cannot be certain whether it will be able to raise sufficient funds to permit CASA to implement its business plan, during the third quarter it was determined to write off this investment.

5. Investments

Eikos Acquisition Limited ("EAL")

As is more fully described in the Company's March 31, 2000 10-KSB, the Company owns 100% of Eikos Acquisition Limited ("EAL"). The sole asset of EAL is a 49.5% equity interest in Eikos Limited ("Eikos"). The principal asset of Eikos is a Mutual Business Development Agreement ("MBDA"), with The Credit Store, Inc. ("TCS"), an unrelated publicly-held Delaware corporation. TCS is a nationwide financial services company engaged in the acquisition and recovery of non-performing consumer receivables and the origination and servicing of credit cards. The MBDA entitles Eikos to receive payments based on a percentage of gross credit card receivable originations (as defined in the MBDA) produced through May 31, 2005. In turn since the Company has owned EAL it has beneficially received 49.5% of the payments received by Eikos, net of certain expenses.

On February 1, 2000, Eikos received notification from TCS alleging that certain conditions under the MBDA have not been met and that effective February 1, 2001 they would suspend making any further payments to Eikos and hence EAL, pending resolution of the allegations. The Company has been informed by Eikos that the allegations made by The Credit Store are without merit and that Eikos intends to promptly pursue all appropriate remedies available to cause the Credit Store to resume payments to which Eikos is entitled. The Company also intends to promptly pursue whatever remedies it deems appropriate to cause the Credit Store to resume payments to which Eikos is entitled, thereby enabling Eikos to resume the remittance payments to which the Company is entitled based on its ownership of EAL. However, there can be no assurance that the efforts of Eikos or the Company will be successful in causing The Credit Store to resume the flow of payments under the MBDA. Failure of a prompt resumption of payments from the MBDA flowing to the Company will have a serious negative impact on the Company's financial viability.

eCard Solutions, Inc. ("eCard"):

As is more fully described in the Company's March 31, 2000 10-KSB, on January 18, 2000, the Company acquired an interest in eCard from Thesseus. The investments were transferred at book values previously recorded by Thesseus totaling 6,276,996 and are reflected in "Investments" in the consolidated balance sheet attached, net of equity losses of $458,657 in the statement of operations for the nine months.

Effective December 31, 2000, eCard entered into a transaction with Junum Incorporated ("Junum") wherein eCard sold to Junum its inventory of non performing debt ("the "Receivables") containing approximately 189,000 individual accounts with a face value of $352 million, as well as certain intellectual property and business systems relating to the conversion of non-performing receivables into performing receivables. The above transactions were completed pursuant to an Asset Purchase Agreement, dated as of December 31, 2000, by and between eCard and Junum. The purchase price of the assets was $5,100,000, payable in the form of 5,100 shares of the Junum's Series C Preferred Stock (the "Preferred Stock").

eCard is entitled to convert each share of Preferred Stock into 1,000 shares of Common Stock of the Company. While it holds the Preferred Stock, eCard is not entitled to vote on matters submitted to shareholders of Junum, except as required by law. The Preferred Stock also is subject to a per share liquidation preference of $1,000.00, plus any accrued but unpaid dividends. There are no mandatory dividends. The Preferred Stock issued to eCard Solutions, and all shares of common stock issuable upon conversion of such Preferred Stock, is not transferable for a period of 24 months following the Closing Date without the prior written consent of the Junum. Each certificate representing such shares of Preferred Stock or common stock shall contain a legend describing such restriction.

Junum has the right, at any time following November 15, 2002, to redeem for a redemption price of $0.10 per share of Series C Preferred Stock, plus the Redemption Assignment (as defined below) all or any portion of the Preferred
Stock, but only in the event the Company receives and collects less than $4,900,000 in Net Collections from the Receivables. In such event, on or after November 15, 2002, the Company has the right to redeem a number of shares of Preferred Stock equal to the difference between $4,900,000 and the Net Collections.

Net Collections means the amount of all balance transfers arising from conversion of debts constituting a part of the Receivables, plus the amount of actual cash collections received by the Company in satisfaction of any portion of the Receivables that are not considered balance transfers, less (i) all direct operating costs of the Company relating to the collection or conversion of the Receivables, (ii) any third party commissions or fees relating to the collection or conversion of the Receivables, and (iii) any other direct costs of collection or conversion of the Receivables. A "balance transfer" refers to the amount of debt agreed to be transferred to a new credit card issued by or Through the Company, and for which the Company or its agent receives at least one cash payment from the debtor.

In the event any portion of the Preferred Stock is redeemed as described above, then Junum will transfer the Redemption Assignment to eCard upon receipt of the certificates evidencing the redeemed Preferred Stock. The Redemption Assignment refers to an assignment of a portion of the Receivables which have not been previously converted or paid, equal to a fraction, the numerator of which is the number of shares of Preferred Stock redeemed and to be redeemed, and the denominator of which is equal to 4,900.

Junum Incorporated is a financial technology company specializing in credit procurement, analysis and development. The Company has filed eight applications for patents surrounding its three business components: Credit Management, Debt Exchange and Financial Services. Distribution is through online monthly memberships for individuals and consumers, as well as through established distributions channels of the Company's e-business partners who offer, judge or check credit. The Company's three primary systems include: the Internet for delivery of consumer/small business products and services; the Company Intranet for system and process control, and the Extranet as a tool for e-Business Partnerships. Junum is traded NASDAQ bulletin board under the symbol JUNM. Over the past 90 days, Junum's common stock has traded in a range of between $2.00 per share and 11.00 per share and closed on February 16, 2000 at $9.50 per share.

Two Directors of the Company serve on eCard's Board of Directors and one of those Directors has entered into a Consulting Agreement with Junum to provide assistance to Junum in marketing the Junum's membership offerings, as well as various other products and services to the general public as well as to the account debtors with respect to the accounts which constitute the non-performing credit card portfolios owned and to be acquired by Junum.

6. Shareholder loan:

On May 30, 2000, the Company received a loan from a shareholder who is a brother of a director of the Company. The loan bore interest at 8% payable quarterly in arrears commencing September 1, 2000 and principal was to be payable in full on July 1, 2001. Subsequently, on July 7, 2000, the shareholder converted this loan into 1,000,000 non-voting, non-redeemable, Series B, 8% cumulative preferred shares in return for 50,000 two- year warrants each entitling the holder to acquire one common share for $2.50. The preferred shares are convertible into 250,000 common shares, subject to anti-dilution provisions.

7. Preferred shares:

(a) Series A:

At December 31, 2000, the Series A Convertible Preferred Shares are not entitled to receive dividends.

(b) Series B:

At December 31, 2000, the Series B Preferred Shares have undeclared dividends of $39,014

(c) Series C:

On October 8, 2000, the Board authorized the creation of Series C Preferred Shares. As at December 31, 2000, no Class C Preferred Shares have been issued.

(d) Series D:

On September 22, 2000, the Company created and issued 1,300 Series D Preferred Shares with a stated value of $1,000 each, which are generally non-voting and not entitled to dividends, for $500,000 cash plus the return of 300,000 then outstanding Common Shares of the Company. The Series D Preferred Shares are convertible at any time, in an amount equal to the stated value of the Series D Preferred Shares together with an Additional Amount calculated on a daily basis at a rate of 4.5% per annum, into Common Shares of the Company based on a value of 80% of the then current market value of the Company's Common Shares, to a maximum of $1.50 per Common Share. At any time after the first anniversary of their issuance, the Company may redeem each Class D Preferred Share at a price equal to the greater of $1,400 plus the Additional Amount and the market price of the Common Shares into which such Class D Preferred Share could then be converted.

8. Equity losses:

eCard Solutions, Inc. ("eCard") incurred losses of $380,817 for the nine months ended September 30, 2000, including $66,482 in the third quarter. This amount, along with amortization of the excess of cost over net assets acquired for the nine months of $77,839, including $25,947 in the third quarter, is reflected in equity losses in the Consolidated Statements of Operations. Commencing April 1, 2000, a total excess of $1,037,863 is being amortized over ten years.

9. Stock options and warrants:

(a) Stock Option Plan:

During fiscal 2000, the 1999 Stock Option Plan (the "Plan") was approved by the stockholders, whereby common shares of the Company may be issued to designated employees, officers and directors pursuant to the Plan, as approved by the Compensation Committee or the Board of Directors. Subject to stockholder approval of an increase in the authorized share capital of the Company, as at March 31, 2000, the Company had granted, pursuant to the Plan, options to purchase an aggregate of 10,500,000 common shares to certain officers and directors at exercise prices of between $0.04 and $2.00 per share. On April 24, 2000, the stockholders approved an increase in the authorized share capital of the Company, which was formalized with the filing of an amended and restated certificate of incorporation on June 1, 2000. The following table summarizes the status of options outstanding under the Plan:

-----------------------------------------------------------------------------------------------
                                                           Stock options              Weighted
                                                             Outstanding         average price
-----------------------------------------------------------------------------------------------
Outstanding, March 31, 2000                                   10,500,000                  0.42
Granted during the nine months ended December, 2000                    -                     -
Exercised during the nine months ended December, 2000                  -                     -
Forfeited during the nine months ended December, 2000                  -                     -
-----------------------------------------------------------------------------------------------
Outstanding, December 31, 2000                                10,500,000                $ 0.42
-----------------------------------------------------------------------------------------------
Exercisable, December 31, 2000                                10,500,000
-----------------------------------------------------------------------------------------------

The following table provides details of options outstanding at December 31, 2000:

--------------------------------------------------------------------------------------------------------
                           Number           Number
                           outstanding      Weighted          Weighted          exercisable    Weighted
Range of                   September 30     average life      average           September 30    average
exercise price             2000             remaining         price             2000              price
--------------------------------------------------------------------------------------------------------
$0.04 to $0.045             8,500,000         3.8            $ 0.045              8,500,000     $ 0.045
$2.00                       2,000,000         9.1               2.00              2,000,000        2.00
--------------------------------------------------------------------------------------------------------
                           10,500,000         4.9             $ 0.42             10,500,000      $ 0.42
--------------------------------------------------------------------------------------------------------

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

On May 12, 2000, in consideration for obtaining a listing on the Frankfurt Stock Exchange and for ongoing long-term market making sponsorship services, the Company issued Berliner Reiverkehr warrants to purchase 200,000 shares of its Common Stock, with an exercise price of $7.00 per share, for a two year term commencing on May 12, 2000.

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

10. Commitments:

During the third quarter, the Company and Graybox, LLC ("Graybox") mutually agreed to a termination of the Consulting Agreement entered into with Graybox in August 2000.

Also during the third quarter, the Company's Board of Directors determined that it was in the Company's best interests to authorize the negotiation of Consulting Agreements with Mr. Steven Antebi ("Antebi"), an individual residing in the state of California, and Mr. David Bergstein, the Managing Member of Graybox ("Bergstein"), an individual residing in the state of California, and all transactions contemplated by such agreements. A principal component in Mr. Antebi's and Mr. Bergstein's Consulting Agreements will the issuance to each of them of that number of shares which will equal 9.9% of the Company's issued and outstanding common stock shares after giving effect to such share issuance and filing of SEC Form S-8 Registration Statements in connection therewith.

Successful conclusion of the Consulting Agreements with Mr. Antebi and Mr. Bergstein and the issuance of the required common stock shares will result in significant dilution to the Company's existing shareholders.

11. Supplementary cash flow information:

-----------------------------------------------------------------------------------------------
                                            Period from
                                            incorporation on     Nine months       Nine months
                                            May 31, 1994               ended             ended
                                            to December 31,     December 31,      December 31,
                                            2000                       2000               1999
-----------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
  Common shares issued to unrelated
    parties on acquisition of CASA             $       2,000     $         -        $       -
Common shares issued to Thesseus on
  acquisition of EAL                                   1,500               -                -
    Eikos distributions received by Thesseus

      on behalf of the Company                       585,006               -                -
    Preferred shares authorized and issued to
      Thesseus on acquisition of EAL               6,592,494               -                -
    Common shares issued for services *              182,500               -                -
    Common shares authorized and
      issued to Thesseus on acquisition of
      investments in eCard and InfoBase            6,644,787               -                -
    Note payable to eCard for investment
      in Series B preferred shares                 (750,000)               -                -
-----------------------------------------------------------------------------------------------
o        Net of cancellation.

12. Contingencies:

(a)      eCard:

On May 24, 2000, eCard delivered the Company a notice of default on its obligation. As at September 30, 2000, none of the remaining installment payments on the note have been made and the shares and initial investment are subject to forfeiture under the Company's agreement with eCard, although management has indicated an ongoing intention as of the date of these financial statements, on the part of both parties, to renegotiate the terms of the Company's investment commitment. If Inc.ubator's negotiations with eCard are not successful, eCard could retain the $250,000 already paid and Inc.ubator could be required to return all of the Series B preferred shares and write-off that $1,000,000 investment net of the unpaid balance of the note.

(b)      Legal action:

On August 24, 2000, a legal action was commenced against the Company by Incubator Capital Group, LLC ("ICGL") in the United States District Court for the Southern District of New York. The claims are purportedly based on the trademark rights of ICGL, for the Company's use of the name "Incubator Capital" and its use of the domain name "www.incubatorcapitalcorp.com". ICGL has filed a complaint that includes causes of action for False Designation of Origin, Unfair Competition, Federal Dilution, State Dilution and Deceptive Acts and Practices, which seeks injunctive relief and damages in an unspecified amount. This matter is in its early stages, as the Company and ICGL currently are in dispute regarding procedural issues, whereby the Company claims that is was not properly served with a summons and complaint. ICGL has taken the position that service was effected, and that it will seek a default judgment for failure to file a responsive pleading. The Company intends to vigorously defend the action. The outcome of the litigation is uncertain and cannot be predicted at this time. Any adverse result could have a material adverse affect on the business of the Company.

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

         The Company intends to evaluate, on an ongoing basis, the carrying value of its ownership interests in and advances to the companies it invested in ("Operating Companies") for possible impairment, based on achievement of business plan objectives, the financial condition and prospects of the Operating Companies and other relevant factors. Such factors may be financial or non-financial in nature.

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

Results of Operations for the Nine Months Ended December 31, 2000

         The nine month period ended December 31, 2000 continues to reflect start-up results only as Inc.ubator began operations November 11, 1999, a period of approximately thirteen months.

         Historically, the Company's reported results of operations include all amounts for the parent company, Inc.ubator, and its wholly-owned subsidiary companies, CASA@Home.com, Inc. ("CASA"), Eikos Acquisition Limited, ("EAL"), and Shanecy Holdings, Inc. ("SHI"). All three subsidiaries were either formed or acquired recently and/or have limited operations. CASA remains inactive, while EAL and SHI are holding entities and as such, their operating expenses were not a material part of the operating expenses of the consolidated entity for the nine months ended December 31, 2000 or since the Company began operations.

         SHI has accounted for its investment in InfoBase Direct Marketing Services, Inc. ("InfoBase") on the equity basis. At September 30, 2000 the net carrying value of this investment was $226,466. InfoBase's ability to carry out its business plan is dependent on receiving additional investment from the Company. During the third quarter it was determined that no additional investment would be made into InfoBase by the Company and that the Company's investment in InfoBase was completely written off. Additionally the Company carries in its Accounts Receivable $53,190 that is due from an officer of InfoBase. It has been determined that the receivable is uncollectible and it too has been written off. The financial impact of the write-offs was an increase in net loss of $279,656 or .01 per share.

         The sole asset of CASA at the date of acquisition was certain intellectual capital and a business plan for an Internet-based provider of services. The Company carried this asset at the par value of the shares issued which represented the cost base of the former owners. The ability of CASA to implement its business plan is dependent on receiving additional investment from the Company. The Company has been unsuccessful in raising sufficient funds to invest in CASA and to date has been unable to implement its business plan. Since the Company cannot be certain whether it will be able to raise sufficient funds to permit CASA to implement its business plan, during the third quarter it was determined to completely write off this investment. The write-off of this investment was an increase in net loss of $2,000.

         SHI also accounts for its investments in eCard Solutions, Inc. ("eCard Solutions") on the equity basis and recorded total equity losses for the nine months ended December 31, 2000 of $458,657, which represents approximately 16% of the loss for the consolidated entity. Since the Company commenced its new business strategy in November 1999, comparisons to the same period of the prior year are not relevant.

         The Company reported a net operating loss of $2,808,057, or $0.14 per share, for the nine months ended December 31, 2000 and $1,038,177 or $0.05 per share for the three months ended December 31, 2000.

         Revenue. The Company reported total revenue of $114,448 for the nine months ($68,531 - 3 months) ended December 31, 2000, which represents primarily interest on funds advanced to ThemeWare and Graphics Technology, Inc. ("GTI"), another targeted acquisition of the Company. As reflected in Note 2 (d) of the Company's audited Consolidated Financial Statements included in the Form 10-KSB, the Company accounts for payments received from Eikos Management LLC ("Eikos") under the Mutual Business Development Agreement (the "MBDA") on a cost recovery basis and hence no revenue will be recognized until the carrying value of the asset has been reduced to zero.

         Expenses. The Company had expenses of $2,094,057 for the nine months ($774,514 - 3 months) ended December 31, 2000 of which consulting and legal fees represented $530,565 ($190,000 - 3 months) and $802,064 ($336,128 - 3 months), respectively. The Company's expenses related to the commencement of operations as a public company, the acquisitions of the companies discussed herein and the preparation of securities documents. Expenses also included audit and accounting expenses of $81,825 and an administration fee payable to Thesseus Services Ltd., a subsidiary of Thesseus International Asset Fund NV ("Thesseus"), of $205,644.

Financial Condition

         At December 31, 2000, the Company's assets were comprised primarily of the investments and notes receivable. Please see Note 4 of the Company's audited Consolidated Financial Statements for the year ended March 31, 2000 previously filed in Form 10K-SB, for a full description of these investments.

         As described in Note 4 of the Company's December 31, 2000 financial statements and commented upon under "Results of operations for the nine months ended December 31, 2000", during the third quarter the Company's investments in InfoBase and CASA were completely written off resulting in a charge of $228,466 to earnings.

         Eikos Acquisition Limited ("EAL") On November 11, 1999, the Company acquired 100% of the stock of EAL from Thesseus International Asset Fund N.V. ("Thesseus"). Thesseus is considered a related party by virtue of a Company Director being, directly and indirectly, a stockholder of Thesseus. The carrying value of assets acquired in the transaction was $6,137,994 as of December 31, 2000 and is reflected as "Investments" in the consolidated balance sheet.

         eCard Solutions. On January 18, 2000, the Company acquired an interest in eCard Solutions from Thesseus, a related party. The investments were transferred at book values previously recorded by Thesseus totaling $6,276,996 and are reflected in "Investments" in the consolidated balance sheet attached, net of equity losses of $458,657 reflected in the statement of operations for the nine months.

         On March 13, 2000, eCard Solutions created two separate series of preferred shares. The then existing 400 preferred shares acquired were reclassified as Series A and have a total redemption value equal to the $6,276,996 carrying value acquired. Additionally, the Company committed to invest $1.0 million in eCard Solutions through the acquisition of one million Series B preferred shares in eCard Solutions. Payment was to be made in four equal installments of $250,000 on March 13, April 13, May 12 and June 12, 2000. At March 31, 2000, $250,000 had been paid and the balance of $750,000 was reflected as a note payable in the consolidated financial statements. In the first quarter, Inc.ubator management determined that the interests of its shareholders would best be served by attempting to restructure this transaction so as to eliminate any future payments for the Series B preferred stock. As of December 31, 2000, Inc.ubator and eCard Solutions were still in negotiations but had not yet reached formal agreement on this matter. If Inc.ubator's negotiations with eCard Solutions are unsuccessful, eCard Solutions could retain the $250,000 already paid and Inc.ubator could be required to return all of the Series B preferred shares acquired from eCard Solutions, which would have a negative impact on the Company's financial condition and results of operations.

         The Company had a working capital deficiency of $5.192 million and an accumulated deficit of $3.874 million at December 31, 2000. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position it will not be able to continue as a going concern!

Liquidity and Capital Resources

         A major objective of Inc.ubator is to raise sufficient capital to maintain its viability as ongoing concern. The primary sources of cash to date have been loans and preferred equity financing from related parties and distributions from EAL pursuant to the MBDA. The Company has also raised $500,000 through a private placement for its Series D preferred stock. Under the terms of the private placement of the Series D preferred stock, IIG Equities Fund NV purchased 1,300 shares of Series D preferred stock from the Company in exchange for total consideration of $1,300,000 in the form of $500,000 in cash and 300,000 shares of the Company's common stock. Such Series D preferred stock is convertible into shares of Common Stock of the Company. The primary use of cash has been for general and administrative expenses, the initial installment of $250,000 made to e-Card Solutions to fund the partial payment for the Series B preferred shares, the 3.464 million advanced to ThemeWare to date and $570,000 advanced to Graphics Technology, Inc. ("GTI"). At December 31, 2000, Inc.ubator had $10,277 cash on hand. The Company expects negative cash flows from operations to continue for the foreseeable future and if it is unable to promptly raise additional funding it will not be able to continue as a going concern!

         During the nine months ended December 31, 2000, the Company's operations were financed primarily through advances under notes payable to Starfish Group, LLC, Graybox, LLC, and The Daimyo Group, Inc., collectively "Starfish", amounting to $3,328,765, the return of a refundable deposit ($150,000) short-term accounts payable $869,731, the issuance of preferred stock ($1,500,000) and cash flow from the Company's 49.5% interest in Eikos, which the

Company holds through its wholly-owed subsidiary, EAL ($307,500). However, the Company can make no representation as to the amount of the future cash flow it will receive since distributions to EAL are controlled by factors beyond the Company's control. These include, among others, the financial resources of The Credit Store and its ability to generate credit card receivables. In addition, Eikos is administered by Derek Galanis (the "Administrator") as successor to
Ionian Trust Company Limited ("Ionian"), pursuant to an Agreement (the "Administration Agreement") dated August 31, 1998. The Administration Agreement grants the Administrator the right to determine the amount and timing of any distributions that may be made to the members of Eikos. Derek Galanis is the brother of Jason Galanis, a director and significant shareholder of the company and owns 100% of the Company's Series A Preferred Stock. Also please see comments under "Subsequent Events"

         At December 31, 2000, the Company had a working capital deficit of approximately $5.192 million and cash on hand of only $10,277. If the Company is unable to promptly raise additional funding it will not be able to continue as a going concern! The Company is diligently exploring various options to alter its capital structure and raise the additional funding it requires. However, there can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company.

Current Initiatives and Recent Developments

         On November 20, 2000, the Company entered into an agreement with Graphics Technology, Inc. ("GTI") formerly known as Virtual Technology Corporation ("VTC") and GTI Acquisition Corporation ("GTI"), both Minnesota corporations (referred to collectively as "GTIX") under which the Company agreed to provide GTIX with credit financing up to $570,000 for general corporate purposes and to assume liability for the payment of certain of existing indebtedness of GTIX and/or its affiliates. The credit financing is evidenced by a "Credit Agreement (the "Agreement"), which includes all necessary documentation to provide the company a perfected security interest in all of the assets of GTIX. As of December 31, 2000, the Company has provided $570,000 in credit financing to GTIX under the Agreement.

         On December 20, 2000 GTIX filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Minnesota, in order to facilitate restructuring of its business. The Company is a first position creditor in the reorganization proceeding and is currently discussing with GTIX various options with regard to its restructuring so as to protect the Company's advances and facilitate GTIX's transition into a business-to-business wholesale technology provider

         GTIX has been an e-commerce provider of high performance computer hardware, software and peripheral products to computer end-users, businesses and consumers through its netdirect.com website and dtpdirect.com direct marketing website, as well as to wholesale and retail customers throughout the United States and Canada using a wholesale distribution network. Unfortunately, GTIX's working capital shortage has led it to suspend certain aspects of its business. Pending its reorganization and obtaining additional financing, GTIX intends to focus on its business as a distributor of computer peripheral equipment to wholesale and retail outlets throughout the United States and Canada.

         Effective December 31, 2000, eCard sold to Junum Incorporated ("Junum") its inventory of non performing debt (the "Receivables") containing approximately 189,000 individual accounts with a face value of $352 million, as well as certain intellectual property and business systems relating to the conversion of non-performing receivables into performing receivables. The sale price was $5,100,000, payable in the form of 5,100 shares of the Junum's Series C Preferred Stock (the "Preferred Stock").

         Each share of Junum Preferred Stock eCard received has a liquidation preference of $1,000 and is convertible under conditions defined in the Purchase Agreement (See Note 5 of the Company's December 31, 2000 Financial Statements), into 1,000 shares of Common Stock of Junum. The Preferred Stock issued to eCard, and all shares of common stock issuable upon conversion of such Preferred Stock, is not transferable for a period of 24 months following the Closing Date without the prior written consent of the Junum. In addition, Junum has the right at any time after November 15, 2002 to redeem at a price of $0.10 per share of Preferred Stock, that number of shares of Preferred Stock equal to the difference between $4,900,000 and the Net Collections (See Note 5 of the Company's December 31, 2000 Financial Statements).

         Junum is a financial technology company specializing in credit procurement, analysis and development. The Company has filed eight applications for patents surrounding its three business components: Credit Management, Debt Exchange and Financial Services. Distribution is through online monthly memberships for individuals and consumers, as well as through established distribution channels of the Company's e-business partners who offer, judge or check credit. The Company's three primary systems include: the Internet for delivery of consumer/small business products and services; the Company Intranet for system and process control, and the Extranet as a tool for e-Business Partnerships. Junum is traded on the NASDAQ bulletin board under the symbol JUNM.OB. Over the past 90 days, Junum's common stock has traded in a range of between $2.00 per share and 11.00 per share and closed on February 16, 2000 at $9.50 per share. Junum's Internet web site can be accessed at www.junum.com.

         The Company believes that this transaction is to its benefit in that a $350 million face value non performing debt portfolio that eCard had insufficient financial resources to convert into performing credit cards has been exchanged for shares of preferred stock potentially convertible into up to 5,100,000 common shares of a in a publicly traded company. In addition, many aspects of Junum's business contain similarities to the business plan of CASA (please see Note 4 of the Company's Consolidated Financial Statements and comments above under "Results of Operations for the Nine Months Ended December 31, 2000"). However, there can be no assurance as to the amount of Net Collections Junum will attain by November 15, 2002 and the actual number of preferred shares, if any, eCard will ultimately be able to convert into Junum common shares.

         Two Directors of the Company serve on eCard's Board of Directors and one of those Directors has entered into a Consulting Agreement with Junum to provide assistance to Junum in marketing the Junum's membership offerings, as well as various other products and services to the general public as well as to the account debtors with respect to the accounts which constitute the non-performing credit card portfolios owned and to be acquired by Junum.

         On August 25, 2000, entered into agreement to purchase 100% of all of the outstanding capital stock of ThemeWare Corporation in exchange for $135.0 million of the Company's common stock and a commitment to advance a total of $5.0 million in ThemeWare under certain conditions. These advances are covered by a demand note bearing interest at 8%. As of December 31, 2000, the Company had made total advances to ThemeWare of $3.464 million. During the second quarter operational results at ThemeWare deteriorated significantly and as a result, ThemeWare requested funding from the Company beyond that which was required under the terms of its purchase agreement. The Company has insufficient funds on had to meet ThemeWare's request. If ThemeWare or the Company does not quickly raise the funding ThemeWare needs, ThemeWare will not be able to continue as a going concern. If ThemeWare is unable to continue as a going concern, the Company will lose the full amount of the funds already advanced to ThemeWare.

         During the third quarter, the Company and Graybox, LLC ("Graybox") mutually agreed to a termination of the Consulting Agreement entered into with Graybox in August 2000.

         Also during the third quarter, the Company's Board of Directors determined that it was in the Company's best interests to authorize the negotiation of Consulting Agreements with Mr. Steven Antebi ("Antebi"), an individual residing in the state of California, and Mr. David Bergstein, the Managing Member of Graybox ("Bergstein"), an individual residing in the state of California, and all transactions contemplated by such agreements. A principal component in Mr. Antebi's and Mr. Bergstein's Consulting Agreements will be the issuance to each of them of that number of shares which will equal 9.9% of the Company's issued and outstanding common stock shares after giving effect to such share issuance and filing of SEC Form S-8 Registration Statements in connection therewith.

         Successful conclusion of the Consulting Agreements with Mr. Antebi and Mr. Bergstein and the issuance of the required common stock shares will result in significant dilution to the Company's existing shareholders.

         On September 12, 2000, Mr. Jason Galanis stepped down as President and Chief Operating Officer of the Company for personal reasons. As of the date of this document, no replacement has yet been named. Mr. Galanis still remains a major shareholder of the Company and a member of the Company's Board of Directors.

         On January 19, 2000, Michael Bodnar resigned as an officer and a director of the Company to take another position with an unrelated firm.

Subsequent Event:

         As is more fully described in the Company's March 31, 2000 10-KSB and above under "Liquidity and Capital Resources", the Company owns 100% of Eikos Acquisition Limited ("EAL"). The sole asset of EAL is a 49.5% equity interest in Eikos Limited ("Eikos"). The principal asset of Eikos is a Mutual Business Development Agreement ("MBDA") with The Credit Store, Inc. ("TCS"), an unrelated publicly-held Delaware corporation. TCS is a nationwide financial services company engaged in the acquisition and recovery of non-performing consumer receivables and the origination and servicing of credit cards. The MBDA entitles Eikos to receive payments based on a percentage of gross credit card receivable originations (as defined in the MBDA) produced through May 31, 2005. In turn, since the Company has owned EAL it has beneficially received 49.5% of the payments received by Eikos, net of certain expenses.

         On February 1, 2000, Eikos received notification from TCS alleging that certain conditions under the MBDA have not been met and that effective February 1, 2001 they would suspend making any further payments to Eikos and hence EAL, pending resolution of the allegations. The Company has been informed by Eikos that the allegations made by The Credit Store are without merit and that Eikos intends to promptly pursue all appropriate remedies available to cause the Credit Store to resume payments to which Eikos is entitled. The Company also intends to promptly pursue whatever remedies it deems appropriate to cause the Credit Store to resume payments to which Eikos is entitled, thereby enabling Eikos to resume the remittance payments to which the Company is entitled based on its ownership of EAL. However, there can be no assurance that the efforts of Eikos or the Company will be successful in causing The Credit Store to resume the flow of payments under the MBDA. Failure of a prompt resumption of payments from the MBDA flowing to the Company will have a serious negative impact on the Company's financial viability.

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

                  Not applicable.

                                    Signature

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INC.UBATOR CAPITAL, INC.


Dated: February 23, 2001                   By: /s/ Harry Weitzel
                                               ----------------------
                                               Harry Weitzel
                                               Acting Chief Financial Officer