Form 10KSB
period 2001-03-31
INC UBATOR CAPITAL INC
filed 2001-08-15
CIK 1081227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of  1934

     For  the  fiscal  year  ended  March  31,  2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from  _______________  to  ________________

     Commission  File  No.  0-25521
                            -------

                         EMERGENT FINANCIAL GROUP, INC.
                         ------------------------------
                 (Name of Small Business Issuer in its Charter)

              Delaware                                  88-0407731
              --------                                  ----------
    (State or Other Jurisdiction of                  (I.R.S. Employer
    Incorporation  or  Organization)              Identification Number)

              3550 N Central Avenue, Suite 1800, Phoenix, AZ 85012
              ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (602) 279-1443
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                             Common Stock, par value
                                 $.001 per share
                                 ---------------
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ]   YES        [ X ]   NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [ X ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $192,460.

     The aggregate market value of the 884,667 shares of Common Stock, $.001 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of August 2, 2001 was $265,400.

     The number of shares outstanding of the Registrant's sole class of Common Stock as of August 2, 2001 was 918,500 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional  Small  Business  Disclosure  Format  (Check  One):

            [   ]   YES     [ X ]   NO

ITEM  1.       DESCRIPTION  OF  BUSINESS

FORWARD  LOOKING  STATEMENTS

     When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," "intends," "may" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to, lack of operating history, need for additional financing, history of losses and successful identification, acquisition and integration of additional target businesses. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect Emergent Financial Group, Inc.'s ("Emergent" or the "Company") financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

FORMATION  AND  RECENT  HISTORY

     Emergent was originally incorporated as Shanecy, Inc. in Delaware on May 31, 1994, and was organized to act as a home health care analysis and referral service. On March 10, 1999, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") in order to become a reporting company. On November 11, 1999, the original business activities were discontinued.

     On November 11, 1999, the two existing directors of Emergent resigned and appointed Jason W. Galanis and Kevin L. Washington to replace them. Prior to this event, the Company was inactive and had no material assets or liabilities. On November 19, 1999, Harry Weitzel was appointed Chairman and Chief Executive Officer joined by two additional Directors and on December 31, 1999, three final appointments were made, bringing the total number of Directors to eight. Under the direction of its new board, the Company pursued a business strategy of internet-oriented financial services investments. Subsequently, on September 12, 2000 the Company determined to redefine its business plan away from financial services and toward providing small business owners with a range of Internet-based enterprise solutions (B2B), at which time Mr. Galanis resigned as an executive officer of the Company. Despite his resignation, Mr. Galanis arranged for additional equity financing through the issuance of Series D preferred stock to a New York-based institutional investor, International Investment Group, which funded on September 22, 2000 (see "Management's
Discussion and Analysis of Financial Condition and results of Operations-Financial Condition"). Beginning in October 2000, the existing management directed the Company to begin to borrow funds from the Starfish Group pursuant to certain notes which included unsecured notes and a series of short-term senior secured promissory notes. The Company borrowed an aggregate of approximately $3,600,000, $1,600,000 of which was received from Mr. Washington. Based on numerous factors, including an extended deterioration in the capital markets in regards to B2B companies, the new focus of management did not attract the necessary level of funding so as to obtain funding other than the secured notes above and, as a consequence, the Company could not sustain its B2B business model. On December 31, 2000, the Company defaulted on certain secured debt obligations as disclosed in the Form 10Q for the period ended December 31, 2000 (also see "Management's Discussion and Analysis of Financial Condition and results of Operations- Financial Condition"). The defaults also led to a foreclosure on certain assets of the Company, which consisted primarily of the Company's interest in EAL, on February 17, 2001 (see Financial Statements) which was not contested by prior management.

     On July 18, 2001, the Board of Directors adopted a new business plan which seeks to focus on investments in niche emerging payment services companies which pursue strategies in electronically delivered financial services. The board approved a restructuring plan which it hopes will include the conversion of approximately $3,000,000 of outstanding debt into approximately 15% of the Company's outstanding Common Stock on a fully diluted basis, a name change of the company from Inc.ubator Capital to Emergent Financial Group, Inc., and a 1 for 30 reverse stock split of the Company's Common Stock. In connection with approving the revised business plan at the meeting, the directors unanimously approved a resolution appointing Jason Galanis as President and CEO and, at the conclusion of the meeting, directors Weitzel and Pilallis tendered their resignations. As of August 8, 2001, the Company has completed the name change, the 1 for 30 reverse stock split, and has had substantial progress in negotiations to convert the debt as described above, although no assurance can be provided that such conversion will take place.

THE  COMPANY

      Emergent intends to acquire technology-oriented alternative financial services companies, and, to date, has completed the acquisition of Keycom, Inc. (see Business Description -- Significant Developments). Specifically, management attempts to identify emerging payment technologies in the non-bank transaction processing and electronic payments industries. Card-based technologies and services such as specialized credit card, debit card, chip-embedded (or 'smart') card, other stored-value cards and various point-of-sale technologies are the focal point of the investment strategy. The business plan is to invest in or acquire a limited number of such companies where there exists identifiable and immediate revenue streams and where multiple revenue streams can be generated from each location where the Company's software is installed. Revenue is currently primarily derived from receiving a fee for providing basic financial services such as cash remittance and prepaid telecommunications services. The Company intends to enter the check cashing, cash advance and debit card businesses through additional acquisitions. The Company seeks businesses that have developed either proprietary technology or those employing widely available systems. A prerequisite criterion is that the prospective electronic payments business plan has a fee-based revenue model with no, or minimal, continuing credit or transaction risk exposure. The Company's business strategy is to generate recurring fee-based revenue by developing a broad base of customers who access our services in familiar and convenient third-party retail locations.

SIGNIFICANT  DEVELOPMENTS

     On Jul 19, 2001, the company consummated the acquisition of 100% of the capital stock of Keycom Inc., located in Westlake Village, California for an aggregate purchase price of $25 million. The purchase price was paid by issuance of 250,000 shares of the Company's of Series E preferred stock, with a face value of $100 per share. Keycom has developed proprietary transaction processing software called Xtrans (www.xtransystem.com) which enables data communication with existing merchant credit card terminals in order to record, transmit and dispatch small balance cash transmissions nationally and internationally. The system uses the Internet to transmit digitized information regarding cash remitted by a customer at the Point-of-Sale and the subsequent delivery of cash to a third party at remote locations, including locations in foreign countries. More widely known competitors in the market providing similar services include Western Union and Moneygram.The primary market for these services is comprised of people who periodically need to send or receive cash quickly to meet emergency situations, to send funds to family in other locations or to use non-bank financial services to pay bills or meet other obligations. The Company derives its revenues from transaction processing fees and from the investment of funds received from the sale of payment services, net of commissions paid to certain selling agents.

THE  MARKET;  OVERVIEW

     The Company currently operates in the international cash remittance service industry, including prepaid long distance (international) telecommunications and, to a lesser extent, prepaid wireless services. The competition is intense in each of these industries and there are a few dominant market participants in each industry such as Western Union and Moneygram in the cash remittance industry and MCI Worldcom and Sprint in the telecommunications industry.

     The global economy has created a highly mobile labor force which migrates according to supply and demand factors. Therefore, capital flows originating from the United States and other developed countries are being transferred abroad. The Company believes that cross border capital flows are growing at double digit rates annually, with the highest growth coming from the expatriate communities resident in the United States. These communities represent the most modest socio-demographic, typically being moderate-income wage earners. Nevertheless, in 2000, US$24 billion was remitted originating from the United States to Central America, the Caribbean and Mexico alone. Average individual cash remittances were less than $300 and occurred with bi-monthly or weekly frequency.

     Presently, Western Union and Moneygram control most of the cross-border cash remittance transactions. Citibank has also entered the Hispanic market with the $12.5 billion acquisition of Banamex, as well as the creation of c2it.com, its Internet money transfer and payment service. Management believes that there is sufficient customer dissatisfaction with the incumbent market participants amongst consumers in regards to price, convenience, quality of service and privacy that the company may be able to leverage its proprietary technology and other systems to effectively compete in niche markets.

EXISTING  ELECTRONIC  DISTRIBUTION  CONTRACTS

     Keycom has existing electronic distribution and software license contracts with domestic Point-of-Sale (POS) terminal operators ('Licensees') which operate an existing network of approximately 45,000 retail locations. Management believes that this network exceeds the number of retail locations in Western Union's domestic network. Western Union uses a traditional franchisee business model which requires substantial compliance requirements for the franchisee, which the Company believes puts the franchisee at a competitive disadvantage to emerging technologies such as that offered by the Company. Management believes that this will assist in rapidly deploying its software to Licensees. Further, Keycom has existing contracts with international cash payout locations that processed ten million transactions in 2000, though this does not imply that Keycom will achieve any percentage of the above volume.

     The Company has an agreement with FINET, an affiliate of Bank One, one of America's largest national banking organizations, to transmit the cash received by the Company. The cash is electronically swept nightly in the United States through the Automated Clearing House system (ACH), and is automatically routed to the destination country as specified by the Company. The Company's software residing on remote computer servers processes and permanently records the transactions.

POINT-OF-SALE  SYSTEM

     Keycom has developed and implemented a proprietary merchant credit card terminal-based point-of-sale software system. In addition to other management information and control functions, Keycom's point-of-sale system and integrated database controls allows the Company to:

     - capture, analyze, and update on a daily basis data relating to customers and transactions, including the points of origination and identities and location of the destination of money transfers, which allows the Company to provide management with on-demand access to current information;
     - utilize a streamlined automated data entry methodology to guide service associates to take appropriate actions and to better manage transaction efficiency at point of sale;
     - monitor daily revenues by product or service on a company, regional, and per store;
     - identify cash differences between bank statements and the Company's records (such as differences resulting from missing items and deposits);
     - determine, on a daily basis, the amount of cash needed at each store location, allowing centralized cash management personnel to maintain the optimum amount of cash inventory in each store;
     - reduce the risk of transaction errors by, for example, automatically calculating all transaction fees, sales commissions, foreign exchange conversions and revenue participation and other transaction fees;
     - provide products and services in a standardized and efficient manner, which the Company believes allows its users a superior degree of service to customers;
     - electronically transmit information and documents to third-party providers of services or products offered at the stores; and
     -    facilitate  compliance  with  regulatory  requirements.

     The data captured by the point-of-sale system is transmitted daily from each location to a centralized database maintained by the Company at its headquarters.

POINT-OF-SALE  ELECTRONIC  DISTRIBUTION  INFRASTRUCTURE

STORE  OPERATIONS  AND  NEW  STORE  LICENSEE  ECONOMICS

     The Company's strategy is to create a significant electronic distribution and retailing network by establishing partnerships with existing brick-and-mortar stores. The objective is to locate and establish software licensees with its merchant partner stores in highly visible, accessible locations and to operate the stores during convenient hours. The Company attempts to locate stores on high traffic streets or intersections, in many cases in or near destination shopping centers and in areas where there resides a high demographic concentration of expatriates. The Company generally seeks relationships with third-party companies specialized in locating and securing contracts with merchant locations. The Company believes that by outsourcing this function it can focus on the development of its technology and other corporate opportunities, including its mergers and acquisitions plan.

     We believe the Company offers a number of advantages to the merchant and the customer. For the merchant it has the potential to increase foot traffic into his store because of the convenience for the customer in by-passing traditional check cashing stores and trafficking a more desirable convenience store or other merchant locations. It also has the potential to increase the amount spent by each customer who may want to purchase more items since the customer is generally carrying excess funds which are intended to be internationally transferred and/or to purchase prepaid long distance services. For the customer it is faster and easier than any service currently provided in the market, it requires no identification at checkout, there is instant global cash availability and there is the utility of purchasing other point-of-sale services conveniently.

BUSINESS  STRATEGY

     Consumers sending expatriate remittance funds and individuals without bank accounts are the two largest segments of repetitive money transfer customers. The Federal Reserve Board of Governors estimates that there are approximately
15% of families in the United States that do not have checking accounts. Additionally, industry analysts estimate that there are an increasing number of people who remit funds to relatives in their respective countries of origin on a regular basis and that this market will continue to grow. KeyCom believes that the migration dynamics throughout Latin America, the Caribbean, Europe and Asia provide attractive growth potential for consumer money transfer services.

     KeyCom is focusing its business on the wire transfer business and has concentrated its rollout and initial marketing efforts to specific targeted populations, including the Latin American and Caribbean. This market is large, approximately $24 billion in annual wire transfers, easy to identify and reach, and offers numerous opportunities to establish strategic alliances with existing.

GROWTH  STRATEGY

     Emergent's growth strategy consists principally of combining corporate acquisitions and new store locations for software installation with the objective of having the largest number of retail financial services locations in each of its markets and developing new products for introduction into the existing store base. KeyCom defines its target markets as cities of 100,000 or more and markets that have a high demographic concentration of expatriates. The Company has contracts with distributors representing in excess of forty-five thousand existing stores. The Company also focuses on the development of its network internationally. The Company has secured strategic contracts with established internationally-based payout locations with transaction volume in excess of ten million transactions annually.

     Growth Through Targeted Acquisitions. Emergent expects to continue to pursue strategic acquisitions to strengthen its product and service offerings. Emergent believes that by acquiring such companies, it can integrate them into its business strategy and improve its customer base, products and services, and financial results.

RECENT  DEVELOPMENTS

     Name and Symbol Change. On August 2, 2001, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Delaware, changing its name to Emergent Financial Group, Inc. As a result of its name change, Emergent also changed its ticker symbol from "IBTR" to "EMFL" on the NASDAQ OTC Bulletin Board.

     Acquisition of Keycom. On July 19, 2001, Emergent entered into definitive agreements described below to acquire all of the outstanding capital stock of Keycom Corporation, a Delaware corporation, which has developed proprietary communications software and integrated database applications for the international remittance of cash transactions.

     ThemeWare Corporation. During the fiscal year ended March 31, 2001, the company expanded its relationship with ThemeWare through a series of loans aggregating over $3,600,000, intending to use the Internet to provide services to its target market. Based on numerous factors, including an extended deterioration in the capital markets in regards to B2B companies, the new focus of ThemeWare's management did not attract the necessary funding to sustain its business model. As detailed in the financial statements, current management has determined that the collectibility of the loans to ThemeWare is in question and has written the carrying value to zero.

     Debt Restructuring. On July 18, 2001, the board of directors unanimously approved a restructuring plan which called for a recapitalization through a 1 for 30 reverse split and authorized the immediate negotiation with certain creditors to exchange equity of the company for existing defaulted debt owed by the company. In connection with approving the revised business plan at the meeting, the directors unanimously approved a resolution appointing Jason Galanis as President and CEO and, concurrently therewith, directors Weitzel and Pilallis tendered their resignations.

     ECARD  SOLUTIONS,  INC.

     On January 18, 2000, Emergent acquired, through Shanecy Holding, Inc. ("SHI"), a wholly-owned subsidiary of the Company,, 400 shares of preferred stock of eCard Solutions, Inc., which were initially convertible into approximately 40% of eCard Solutions. This interest in eCard Solutions was acquired from Thesseus International Asset Fund NV, a Netherlands-Antilles company, which is partially owned indirectly by Jason Galanis, through a merger, effective January 11, 2000, between SHI and a subsidiary of Thesseus, in return for two million common shares of the Company. Three of the Company's directors were directors of Thesseus at that time.

     eCard Solutions is a specialty financial services company that used proprietary database mining, marketing techniques, automated systems and information technology to issue credit cards to moderate income consumers. eCard Solutions manages the resulting portfolio of accounts in an attempt to ensure that they remain in a performing status.

     The income level of moderate-income consumers ($25,000 to $50,000 per year) presents a profile that is unattractive to the majority of credit card issuers who are focused on the upper income consumer that can qualify for gold and platinum cards. Given their economic circumstances, eCard Solutions believes moderate-income consumers that have had access to credit, often experience problems due largely to circumstances beyond their control (i.e. employment interruption, marriage break-up, extended uninsured illness, etc.). Once a credit problem has tarnished an individual's credit report, it becomes extremely difficult to obtain new credit, regardless of the change in the individual's economic circumstances. Compounding the credit access problems of many moderate-income consumers is the fact that they generally have not been educated in the basics of personal financial management.

     To address the opportunity represented by what eCard Solutions believes is an underserved, 30 million to 40 million household market, eCard Solutions determined to exchange certain assets described below for preferred stock in Junum Incorporated, a Delaware corporation (www.junum.com). Effective December 31, 2000, eCard Solutions entered into a transaction with Junum wherein eCard sold to Junum its inventory of non performing debt ("the "Receivables") containing approximately 189,000 individual accounts with a face value of approximately $352 million, as well as certain intellectual property and business systems relating to the conversion of non-performing receivables into performing receivables.

ABOUT  JUNUM.COM

     Junum is a financial technology company engaged in Credit Management, Debt Exchange and Financial Services. Credit Management works towards improving a Member's Credit Rating and protecting their Credit Identity through the removal of inaccurate, outdated and unverifiable information from their credit reports. This membership service is for individuals, small businesses and corporations with reoccurring monthly charges. Debt Exchange offers consumers and small businesses that may have become delinquent on a debt the opportunity to regain their credit standing. Financial Services uses the Company's patent-pending Analysis Engine to match its members' credit status with loans, leases and other credit offers from the Company's lending partners.

TRANSACTION  TERMS

     eCard is entitled to convert each share of Preferred Stock into 1,000 shares of Common Stock of Junum. While it holds the Preferred Stock, eCard is not entitled to vote on matters submitted to shareholders of Junum, except as required by law. The Preferred Stock also is subject to a per share liquidation preference of $1,000.00, plus any accrued but unpaid dividends. There are no mandatory dividends. The Preferred Stock issued to eCard Solutions, and all shares of common stock issuable upon conversion of such Preferred Stock, is not transferable for a period of 24 months following the Closing Date without the prior written consent of the Junum.

     Junum has the right, at any time following November 15, 2002, to redeem for a redemption price of $0.10 per share of Series C Preferred Stock, plus the Redemption Assignment (as described below) all or any portion of the Preferred Stock, but only in the event Junum receives and collects less than $4,900,000 in Net Collections from the Receivables. In such event, on or after November 15, 2002, Junum has the right to redeem a number of shares of Preferred Stock equal to the difference between $4,900,000 and the Net Collections. There can be no assurance that Junum will receive any Net Collections, and, therefore, there is no assurance that the Company will realize any value from the Preferred Stock.

     Net Collections means the amount of all balance transfers arising from conversion of debts constituting a part of the Receivables, plus the amount of actual cash collections received by the Company in satisfaction of any portion of the Receivables that are not considered balance transfers, less (i) all direct operating costs of Junum relating to the collection or conversion of the Receivables, (ii) any third party commissions or fees relating to the collection or conversion of the Receivables, and (iii) any other direct costs of collection or conversion of the Receivables. A "balance transfer" refers to the amount of debt agreed to be transferred to a new credit card issued by or through Junum, and for which Junum or its agent receives at least one cash payment from the debtor.

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

EMPLOYEES

At March 31, 2001, the Company employed directly two persons on a full-time basis and no persons on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good. KeyCom currently employs 8 full time and 1 part time employees, none of whom are covered by a collective bargaining agreement.

EXECUTIVE  OFFICERS

     See  below.  Part  III;  item  10.

ITEM  2.      DESCRIPTION  OF  PROPERTY

     The Company presently has a month-to-month lease for office space at 3550 N Central Avenue, Suite 1800, Phoenix, AZ 85012. The lease has an annual rental cost of approximately $12,000.00.

ITEM  3.      LEGAL  PROCEEDINGS

     Incubator  Capital  Group,  LLC.  v.  Incubator  Capital,  Inc.

     On August 24, 2000, a legal action was commenced against the Company by Incubator Capital Group, LLC ("ICGL") in the United States District Court for the Southern District of New York. The claims are purportedly based on the trademark rights of ICGL, for the Company's use of the name "Incubator Capital" and its use of the domain name www.incubatorcapitalcorp.com. ICGL has filed a complaint that includes causes of action for False Designation of Origin, Unfair Competition, Federal Dilution, State Dilution and Deceptive Acts and Practices, which seeks injunctive relief and damages in an unspecified amount. This matter is in its early stages, as the Company and ICGL currently are in dispute regarding procedural issues, whereby the Company claims that is was not properly served with a summons and complaint, and ICGL has taken the position that service was effected, and that it will seek a default judgment for failure to file a responsive pleading. The Company intends to vigorously defend the action. The outcome of the litigation is uncertain and cannot be predicted at this time. Any adverse result could have a material adverse affect on the business of the Company. At this time, as the Company has abandoned the use of the name Incubator Capital, management believes that this litigation will be settled in the near future.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2001. Holders of a majority of the issued and outstanding Common Stock approved certain actions by written consent adopted on April 24, 2000, including an amendment and restatement of the Company's Certificate of Incorporation, the adoption of a Stock Option Plan, and approval of the Company's acquisition of EAL and CASA as described in the Company's Information Statement dated April 26, 2000, as filed with the Securities and Exchange Commission on April 27, 2000. Additionally, on August 2, 2001, holders of a majority of the issued and outstanding Common Stock approved certain actions by written consent including a name change to Emergent Financial Group, Inc. and a 1 for 30 reverse stock split.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is currently traded on the NASDAQ OTC Bulletin Board ("NASDAQ Bulletin Board") under the symbol "EMFL" (recently changed from "IBTR" pursuant to the Company's name change to Emergent Financial Group, Inc.). The Common Stock began trading on the NASDAQ Bulletin Board on December 1, 1999. Prior to the commencement of trading on the NASDAQ Bulletin Board, there was no active trading market for the Common Stock.

     The following table sets forth the quarterly high and low closing prices of the Common Stock from December 1, 1999, the date on which the Common Stock commenced trading on the NASDAQ Bulletin Board through March 31, 2000. On July 31, 2001, the closing price of the Common Stock on the NASDAQ Bulletin Board (immediately prior to a 1 for 30 reverse stock split) was $0.01. The prices in the table reflect split-adjusted interdealer prices without retail markup or commissions and may not represent actual transactions.

QUARTER ENDED                                  HIGH      LOW
--------------------------------------------  -------  -------
December 31, 1999 (December 1, 1999 through
  December 31, 1999). .. . . . . . . . . . .  $121.88  $ 60.00
--------------------------------------------  -------  -------
March 31, 2000 . . . . . . . . . . . . . . .  $363.75  $125.63
--------------------------------------------  -------  -------
June 30, 2000. . . . . . . . . . . . . . . .  $221.75  $ 75.00
--------------------------------------------  -------  -------
September 31, 2000 . . . . . . . . . . . . .  $120.94  $ 15.00
--------------------------------------------  -------  -------
December 31, 2000. . . . . . . . . . . . . .  $ 17.81  $  3.75
--------------------------------------------  -------  -------
March 31, 2001 . . . . . . . . . . . . . . .  $  5.15  $  1.40

     On May 12, 2000, the Company's Common Stock was listed and began trading internationally in Germany on the Third Market Segment of the Frankfurt Stock Exchange by the Deutsche Borse AG. The trading symbol is ``SW6'' and the German securities code is 935 139. The Frankfurt Stock Exchange is a European exchange with a technology orientation.

     As of March 31, 2001, there were 594 record holders and approximately 858 beneficial holders of the Common Stock.

     On December 30, 1999, the Company effected a two-for-one stock split (in the form of a 100% stock dividend). On August 3, 2001, the Company effected a one-for-thirty reverse stock split. The stock price information in the table above has been adjusted to reflect these stock splits.

     During fiscal 2001, the Company did not pay any cash dividends on its Common Stock. The payment by the Company of cash dividends in the future is in the sole discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and financial condition, as well as other relevant factors. The Company does not intend to pay dividends in the near future.

     As a Delaware corporation, the Company may not declare and pay cash dividends on its capital stock if the amount paid exceeds an amount equal to the excess of the Company's net assets over paid-in-capital or, if there is no excess, its net profits for the current and/or immediately preceding fiscal year. In addition, the Company's ability to pay dividend to common shareholders is subject to the prior payment of all accrued but unpaid dividends on the Company's outstanding preferred stock.

Stock  Issuances  Within  the  last  Two  Fiscal  Years

     On November 11, 1999, the Company issued 133,333 shares (as adjusted for the stock splits) of Common Stock to K. Washington-Galanis Investments LLC in connection with the acquisition of CASA. K. Washington-Galanis Investments is owned by Kevin Washington and Jason Galanis, both directors. Galanis is also current President and CEO.

     On November 11, 1999, the Company issued 100,000 shares (as adjusted for the stock splits) of its Common Stock and agreed to issue 8.5 million shares of Series A preferred stock to Thesseus in connection with the Company's acquisition of EAL.

     On January 18, 2000, the Company agreed to issue 66,667 shares (as adjusted for the stock splits) of Common Stock to Thesseus International Asset Fund in connection with the Company's acquisition of an interest in eCard Solutions and Infobase. The majority shareholder of Thesseus is an irrevocable trust to which Jason Galanis, the President and CEO and director of the Company, is a one-fourth beneficiary.

     On January 24, 2000, the Company granted an option to purchase 16,666 shares to a shareholder of the Company at an exercise price of $210.00 per share (as adjusted for the stock splits).

     On February 8, 2000, the Company issued warrants to Donner Corp. International to purchase up to 1,666 shares (as adjusted for the stock splits) of the Company's Common Stock at exercise prices ranging from $360 to $540 (as adjusted for the stock splits) as consideration for investment banking and related services. The warrants expire on November 1, 2003.

     On December 29, 1999, the Company issued 13,333 shares (as adjusted for the stock splits) of Common Stock to OTC Filing.com, Inc. as partial consideration for financial consulting and investor relations services provided.

     On May 16, 2000, in consideration for services rendered under an investor relations agreement, the Company issued Sabre Communications, Inc. a warrant to purchase 6,666 shares of its Common Stock, with an exercise price of $120 per share (as adjusted for the stock splits) for a two year term commencing on November 16, 2000.

     On May 22, 2000, in consideration for investment services, the Company issued Quadrant Investment Bankers a warrant to purchase 3,333 shares of its Common Stock, with an exercise price of $120 per share (as adjusted for the stock splits) for a two-year term commencing on November 22, 2000.

     On May 12, 2000, in consideration for obtaining a listing on the Frankfurt Stock Exchange and for ongoing long-term market making sponsorship services, the Company issued Berliner Freiverkehr a warrant to purchase 6,666 shares of its Common Stock, with an exercise price of $280 per share (as adjusted for the stock splits) for a two year term commencing on May 12, 2000.

     As of March 31, 2000, the Company granted, pursuant to its Share Option Plan, options to purchase an aggregate 350,000 common shares (as adjusted for the stock splits) to certain officers and directors at exercise prices of between $1.20 and $60.00 per share. The options have either a five or ten year term and are currently exerciseable.

     On May 30, 2000, the Company received a loan from a shareholder who is a brother of a director of the Company. The loan bore interest at 8% payable quarterly in arrears commencing September 1, 2000 and principal was to be payable in full on July 1, 2001. Subsequently, on July 7, 2000, the shareholder converted this loan into 1,000,000 non-voting, non-redeemable, Series B, 8% cumulative preferred shares in return for 1,666 two- year warrants each entitling the holder to acquire one common share for $75 (as adjusted for the stock splits). The preferred shares are convertible into 250,000 common shares, subject to anti-dilution provisions. The accrued but unpaid dividends on such preferred stock is convertible into the Company's Common Stock at the average of closing prices on the thirty trading days commencing 45 trading days prior to conversion of such dividends into Common Stock. The Company is in default of the provisions of such preferred stock as a result of its failure to pay any accrued dividends. The Company is in negotiations with the holder of the Series B Preferred Stock to waive all defaults and convert its Series B Preferred Stock into Common Stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Forward  Looking  Statements

         When used in this Form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to, lack of operating history, need for additional financing and history of losses. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect Emergent Capital, Inc.'s ("Emergent" or the "Company") financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

OVERVIEW

     Emergent is an investor in technology-oriented alternative financial services companies. Specifically, management attempts to identify emerging payment technologies in the non-bank transaction processing and electronic payments industries. Card-based technologies and services such as specialized credit card, debit card, chip-embedded (or 'smart') card, other stored-value cards and various point-of-sale technologies are the focal point of the investment strategy. The business plan is to invest in or acquire a limited number of such companies where there exists identifiable and immediate revenue streams and where multiple revenue streams can be generated from each location where the company's software is installed. Revenue is, or will be, primarily derived from receiving a fee for providing basic financial services such as cash remittance, check cashing or prepaid telecommunications services. The company seeks businesses that have developed either proprietary technology or ones employing widely available systems. A prerequisite criterion is that the prospective electronic payments business plan has a fee-based revenue model with no, or minimal, continuing credit or transaction risk exposure. The Company's business strategy is to generate recurring fee-based revenue by developing a broad base of customers who access our services in familiar and convenient third-party retail locations. There can be no assurance, however, that the Company will identify or acquire any business or that any business acquired will meet any of the criteria set forth herein.

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

     Emergent was originally incorporated as Shanecy, Inc. in Delaware on May 31, 1994, and was organized to act as a home health care analysis and referral service. On March 10, 1999, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") in order to become a reporting company. On November 11, 1999, the original business activities were discontinued.

     On November 11, 1999, the two existing directors of Emergent resigned and appointed Jason W. Galanis and Kevin L. Washington to replace them. Prior to this event, the Company was inactive and had no material assets or liabilities. On November 19, 1999, Harry Weitzel was appointed Chairman and Chief Executive Officer joined by two additional Directors and on December 31, 1999, three final appointments were made, bringing the total number of Directors to eight. Under the direction of its new board, the Company pursued a business strategy of internet-oriented financial services investments. Subsequently, on September 12, 2000 the Company determined to redefine its business plan away from financial services and toward providing small business owners with a range of Internet-based enterprise solutions (B2B), at which time Mr. Galanis resigned as an executive officer of the Company. Despite his resignation, Mr. Galanis arranged for additional equity financing through the issuance of Series D preferred stock to a New York-based institutional investor, International Investment Group which funded on September 22, 2000 (see "Management's Discussion and Analysis of Financial Condition and results of Operations-Financial Condition"; see note 6(d) of the audited Financial Statements ending March 31, 2001). Beginning in October 2000, the existing management directed the Company to begin to borrow funds from the Starfish Group pursuant to certain notes which included unsecured notes and a series of short-term senior secured promissory notes. The Company borrowed an aggregate of approximately $3,600,000, $1,600,000 of which was received from Mr. Washington. Based on numerous factors, including an extended deterioration in the capital markets in regards to B2B companies, the new focus of management did not attract the necessary level of funding so as to obtain funding other than the secured notes above and, as a consequence, the Company could not sustain its B2B business model. On December 31, 2000, the Company defaulted on certain secured debt obligations as disclosed in the Form 10Q for the period ended December 31, 2000 (also see "Management's Discussion and Analysis of Financial Condition and results of Operations-Financial Condition"). The defaults also led to a foreclosure on certain assets of the Company, which consisted primarily of the Company's interest in EAL, on February 17, 2001 (see Financial Statements), which was not contested by prior management.

     On July 18, 2001, the Board of Directors adopted a new business plan which seeks to focus on investments in niche emerging payment services companies which pursue strategies in electronically delivered financial services. The board approved a restructuring plan which it hopes will include the conversion of approximately $3,000,000 of outstanding debt into approximately 15% of the Company's outstanding Common Stock on a fully diluted basis, a name change of the company from Inc.ubator Capital to Emergent Financial Group, Inc., and a 1 for 30 reverse stock split of the Company's Common Stock. In connection with approving the revised business plan at the meeting, the directors unanimously approved a resolution appointing Jason Galanis as President and CEO and, at the conclusion of the meeting, directors Weitzel and Pilallis tendered their resignations. As of August 8, 2001, the Company has completed the name change, the 1 for 30 reverse stock split, and has had substantial progress in negotiations to convert the debt as described above, although no assurance can be provided that such conversion will take place.

Effect  of  Accounting  Methods
-------------------------------

     The various interests that Emergent acquired in its subsidiaries are accounted for under the equity, consolidation or cost method. The applicable accounting method is generally determined based on the Company's voting interest in the subsidiaries. In the future, the presentation of the Company's financial statements may differ from period to period, primarily due to whether or not it applies the consolidation method or the equity method. This could result if its voting interest in a company either rises above or drops below 50%. See Note 2
(b) of the notes to the Company's audited Consolidated Financial Statements filed in the Form 10K-SB for a detailed discussion of these accounting methods.

     The Company evaluates, on an ongoing basis, the carrying value of its ownership interests in and advances to the companies in which it has invested ("Subsidiaries") for possible impairment, based on achievement of business plan objectives, the financial condition and prospects of the Subsidiaries and other relevant factors. Such factors may be financial or non-financial in nature.

Results  of  Operations  for  the  Year  Ended  March  31,  2001
----------------------------------------------------------------

     The twelve month period ended, March 31, 2001 continues to reflect start-up results only as Emergent began operations November 11, 1999, a period of approximately sixteen months.

     Historically, the Company's reported results of operations include all amounts for the parent company, Emergent, and its wholly-owned subsidiary companies, CASA@Home.com, Inc. ("CASA"), Eikos Acquisition Limited, ("EAL"), and Shanecy Holdings, Inc. ("SHI"). All three subsidiaries were either formed or acquired recently and/or have limited operations. CASA remains inactive, while EAL and SHI are holding entities and as such, their operating expenses were not a material part of the operating expenses of the consolidated entity for the Year ended March 31, 2001 or since the Company began operations.

     SHI has accounted for its investment in InfoBase Direct Marketing Services, Inc. ("InfoBase") on the equity basis. At September 30, 2000 the net carrying value of this investment was $226,466. InfoBase's ability to carry out its business plan was dependent on receiving additional investment from the Company. During the third quarter it was determined that no additional investment would be made into InfoBase by the Company and the Company's investment in InfoBase was completely written off. Additionally, the Company carries in its accounts receivable $53,190 that is due from an officer of InfoBase. It has been determined that the receivable is uncollectible and it too has been written off. The financial impact of the write-offs was an increase in net loss of $279,656.

     The sole asset of CASA at the date of acquisition was certain intellectual capital and a business plan for an Internet-based provider of services. The Company carried this asset at the par value of the shares issued which represented the cost base of the former owners. The ability of CASA to implement its business plan is dependent on receiving additional investment from the Company. The Company has been unsuccessful in raising sufficient funds to invest in CASA and to date has been unable to implement its business plan. During the third quarter it was determined to completely write off this investment. The write-off of this investment resulted in an increase in net loss of $2,000.

     SHI also accounts for its investments in eCard Solutions, Inc. ("eCard Solutions") on the equity basis and recorded total equity losses for the twelve months ended March 31, 2001 of $613,620, which represents approximately 3.6% of the loss for the consolidated entity. Since the Company commenced its new business strategy in November 1999, comparisons to the same period of the prior year are not relevant.

     The Company reported a net operating loss of $17,024,522, or $0.84 per share, for the twelve months ended March 31, 2001 and $14,216,465 or $0.68 per share for the three months ended March 31, 2001.

     Revenue. The Company reported total revenue of $191,880 for the twelve months ended March 31, 2001, which represents primarily interest on funds advanced to ThemeWare. As reflected in Note 2 (d) of the Company's audited Consolidated Financial Statements included in this Form 10-KSB, the Company accounts for payments received from Eikos Management, LLC ("Eikos") under the Mutual Business Development Agreement (the "MBDA") on a cost recovery basis. No additional revenue will be recognized from Eikos, as the company's interest in EAL has been transferred to a creditor pursuant to a foreclosure proceeding.

     Expenses. The Company had expenses of $2,832,957 for the twelve months ($738,900 - 3 months) ended March 31, 2001 of which consulting and legal fees represented $1,007,685 ($477,119 - 3 months) and $885,642 ($83,578 - 3 months), respectively. The Company's expenses related to the commencement of operations as a public company, the acquisitions of the companies discussed herein and the preparation of securities documents. Expenses also included audit and accounting expenses of $81,825 and an administration fee payable to Thesseus Services Ltd., a subsidiary of Thesseus International Asset Fund NV (a related party), of $205,644.

Financial  Condition
--------------------

     At March 31, 2001, the Company's assets were comprised primarily of it's investments in eCard. Substantially all of the Company's other assets had been written off. Please see Note 3 of the Company's audited Consolidated Financial Statements for the year ended March 31, 2001, for a full description.

     As described in Note 3(c) and Note 10 of the Company's March 31, 2001 audited Consolidated Financial Statements and commented upon under "Results of operations for the Year ended March 31, 2001", during the third quarter the Company's investments in InfoBase and CASA were completely written off resulting in a charge of $228,466 to earnings.

     Eikos Acquisition Limited ("EAL"). On November 11, 1999, the Company acquired 100% of the stock of EAL from Thesseus International Asset Fund N.V. ("Thesseus"). Thesseus is considered a related party by virtue of a Jason Galanis, a director and our current president and CEO, being, directly and indirectly, a stockholder of Thesseus. The carrying value of assets acquired in the transaction was $6,107,994 as of March 31, 2001.

     On February 17, 2001, The Daimyo Group exercised its rights pursuant to a secured note in the amount of $500,000 to foreclose on a portion of the collateral, which consisted of 100% of the stock of EAL. See Note 5 of the Company's audited Consolidated Financial Statements for the year ended March 31, 2001, for a full description. As a result the Company has written off the Investment in the amount of $6,107,994. The foreclosure on the EAL asset, resulted in the discontinuance of the MBDA flowing to the Company, which had a serious negative impact on the Company's financial viability.

     eCard Solutions. On January 18, 2000, the Company acquired an interest in eCard Solutions from Thesseus, a related party. The investments were transferred at book values previously recorded by Thesseus totaling $6,276,996 and are reflected in "Investments" in the audited consolidated balance sheet attached, net of equity losses of $613,620 reflected in the audited statement of operations for the year ended March 31, 2001.

     On March 13, 2000, eCard Solutions created two separate series of preferred shares. The then existing 400 preferred shares acquired were reclassified as Series A and have a total redemption value equal to the $6,276,996 carrying value acquired. Additionally, the Company committed to invest $1,000,000 in eCard Solutions through the acquisition of one million Series B preferred shares in eCard Solutions. Payment was to be made in four equal installments of $250,000 on March 13, April 13, May 12 and June 12, 2000.

     At March 31, 2000, $250,000 had been paid and the balance of $750,000 was reflected as a note payable in the consolidated financial statements. In the first quarter, Emergent management determined that the interests of its shareholders would best be served by attempting to restructure this transaction so as to eliminate any future payments for the Series B preferred stock.

     As of March 31, 2001, Emergent and eCard Solutions were still in negotiations but had not yet reached formal agreement on this matter. Subsequent to March 31, 2001, renegotiations of the terms of the Company's investment commitment with eCard were not successful. The Company has determined to write-off the investment in the Series B preferred stock, net of the unpaid balance of the note, which would result in an approximately $250,000 write-off.

     In addition, subsequent to March 31, 2001, Management determined that the carrying value of eCard's Series A was impaired and agreed, after consulaton with its auditors, to record a write-down of its carrying valuefrom $5,663,376 to $3,000,000, which resulted in a loss of $2,663,376 or $0.13 per share.

     The Company had a working capital deficiency of $5,356,000 and an accumulated deficit of $18,090,000 at March 31, 2001. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position it will not be able to continue as a going concern.

Liquidity  and  Capital  Resources
----------------------------------

     A major objective of Emergent is to raise sufficient capital to maintain its viability as ongoing concern. The primary sources of cash to date have been loans and preferred equity financing from related parties and distributions from EAL pursuant to the MBDA. The Company has also raised $500,000 through a private placement for its Series D preferred stock. Under the terms of the private placement of the Series D preferred stock, IIG Equities Fund NV purchased 1,300 shares of Series D preferred stock from the Company in exchange for total consideration of $1,300,000 in the form of $500,000 in cash and 300,000 shares of the Company's common stock. The Series D Preferred Shares are convertible at any time, in an amount equal to the stated value of the Series D Preferred Shares together with an Additional Amount calculated on a daily basis at a rate of 4.5% per annum, into Common Shares of the Company based on a value of 80% of the then current market value of the Company's Common Shares, to a maximum of $1.50 per Common Share. At any time after the first anniversary of their issuance, the Company may redeem each Class D Preferred Share at a price equal to the greater of $1,400 plus the Additional Amount and the market price of the Common Shares into which such Class D Preferred Share could then be converted.

     The primary use of cash has been for general and administrative expenses, the initial installment of $250,000 made to e-Card Solutions to fund the partial payment for the Series B preferred shares, the $3.627 million advanced to ThemeWare to date and $570,000 advanced to Graphics Technology, Inc. ("GTI"). At March 31, 2001, Emergent had zero cash on hand. The Company expects negative cash flows from operations to continue for the foreseeable future and if it is unable to promptly raise additional funding it will not be able to continue as a going concern (see "Subsequent Events").

     During the twelve months ended March 31, 2001, the Company's operations were financed primarily through advances under notes payable to Starfish Group, LLC, Graybox, LLC, and The Daimyo Group, Inc., collectively "Starfish", amounting to $3,585,348, the return of a refundable deposit ($150,000), short-term accounts payable $839,626, the issuance of preferred stock ($1,500,000) and cash flow from the Company's 49.5% interest in Eikos, which the Company holds through its former wholly-owed subsidiary, EAL ($337,500).

     At March 31, 2001, the Company had a working capital deficit of approximately $5,356,000 and zero cash on hand. If the Company is unable to promptly raise additional funding it will not be able to continue as a going concern. The Company is diligently exploring various options to alter its capital structure and raise the additional funding it requires. However, there can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company.

Recent  Developments
--------------------

     On September 12, 2000, Mr. Jason Galanis stepped down as President and Chief Operating Officer of the Company for personal reasons. As of July 18, 2001, Mr. Galanis was unanimously elected by the Board of Directors as President and CEO. (Please see comment under Subsequent event) Mr. Galanis still remains a significant shareholder of the Company and a member of the Company's Board of Directors. On January 7, 2001, Michael Bodnar resigned as an Officer and a Director of the Company to take another position with an unrelated firm. On March 2, 2001 Director Rory Knight resigned.

     On August 25, 2000, the Company entered into an agreement to purchase 100% of all of the outstanding capital stock of ThemeWare Corporation in exchange for $135,000,000 of the Company's common stock and a commitment to advance a total of $5,000,000 to ThemeWare under certain conditions. The Company did not complete the acquisition, and no shares were issued. However, the Company agreed to advance up to $5,000,000 to ThemeWare. These advances are covered by a demand note bearing interest at 8%. As of March 31, 2001, the Company had made total advances to ThemeWare of $3,627,000.

     During the second quarter operational results at ThemeWare deteriorated significantly and as a result, ThemeWare requested funding from the Company beyond that which was required under the terms of its purchase agreement.

     During the fourth quarter, ThemeWare significantly curtailed its operations and released all but 11 of its 93 employees. The Company continued to seek financing for ThemeWare during this period, but was unsuccessful. Subsequent to the year-end, Jason Galanis, then acting only as a director, arranged for certain unsecured financing to be provided to ThemeWare from a third party.
(Please  see  comments  under  Subsequent  Events)

     Subsequent to March 31, 2001, the operations of ThemeWare continued to deteriorate and, as a result, the company no longer has reasonable assurance that ThemeWare will continue as a going concern. The Company has determined that no additional advances should be made to ThemeWare and that the Company's note receivable should be written off. Additionally, the Company carries in its Interest Receivable $164,524 as of March 31, 2001. It has been determined that the receivable is uncollectible and it has been written off.

     On November 20, 2000, the Company entered into an agreement with Graphics Technology, Inc. ("GTI") formerly known as Virtual Technology Corporation ("VTC") and GTI Acquisition Corporation ("GTI"), both Minnesota corporations (referred to collectively as "GTIX") under which the Company agreed to provide GTIX with secured credit financing up to $570,000 for general corporate purposes and to assume liability for the payment of certain of existing indebtedness of GTIX and/or its affiliates. The credit financing is evidenced by a "Credit Agreement (the "Agreement"), which grants to the Company a security interest in all of the assets of GTIX. As of March 31, 2001, the Company has provided
$570,000  in  credit  financing  to  GTIX  under  the  Agreement.

     On December 20, 2000 GTIX filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Minnesota, in order to facilitate restructuring of its business. The Company is a secured creditor in the reorganization proceeding.

     During the fourth quarter, the Company determined that GTIX's various restructuring options were unlikely to result in any material recovery for the Company and so the recovery of the Company's advances were no longer assured. Therefore, the Company has written-off the note receivable. Additionally, the Company carries in its interest receivable $17,140 as of March 31, 2001. It has been determined that the receivable is uncollectible and it has been written off.

     Effective December 31, 2000, eCard sold to Junum Incorporated ("Junum") its inventory of non performing debt (the "Receivables") containing approximately 189,000 individual accounts with a face value of $352 million, as well as certain intellectual property and business systems relating to the conversion of non-performing receivables into performing receivables. The sale price was $5,100,000, payable in the form of 5,100 shares of the Junum's Series C Preferred Stock (the "Preferred Stock"). The Preferred Stock is redeemable by Junum in the event Junum does not receive at least $4,900,000 in net collections (as defined in the Asset Purchase Agreement between Junum and eCard dated December 31, 2000) Please see Note 3(b) of the Company's audited Consolidated Financial Statements for the year ended March 31, 2001, for a full description.

     Junum is a financial technology company specializing in credit procurement, analysis and development. The Company has filed eight applications for patents surrounding its three business components: Credit Management, Debt Exchange and Financial Services. Distribution is through online monthly memberships for individuals and consumers, as well as through established distribution channels of the Company's e-business partners who offer, judge or check credit. The Company's three primary systems include: the Internet for delivery of consumer/small business products and services; the Company Intranet for system and process control, and the Extranet as a tool for e-Business Partnerships. Junum is traded on the NASDAQ bulletin board under the symbol JUNM. Junum's Internet web site can be accessed at www.junum.com.

     The Company believes that this transaction is to its benefit in that a $350 million face value non performing debt portfolio that eCard had insufficient financial resources to convert into performing credit cards has been exchanged for shares of preferred stock potentially convertible into up to 5,100,000 common shares of a publicly traded company. In addition, many aspects of Junum's business contain similarities to the business plan of CASA (please see Note 10 of the audited Company's Consolidated Financial Statements and comments above under "Results of Operations for the Year Ended March 31, 2001"). However, there can be no assurance as to the amount of Net Collections Junum will attain by November 15, 2002 and the actual number of Preferred Shares, if any, eCard will ultimately be able to convert into Junum common shares.

     Two directors of the Company serve on eCard's Board of directors, including Jason Galanis, who has entered into a Consulting Agreement with Junum to provide assistance to Junum in marketing the Junum's membership offerings, as well as various other products and services to the general public as well as to the account debtors with respect to the accounts which constitute the non-performing credit card portfolios owned and to be acquired by Junum.

     During the third quarter, the Company and Graybox, LLC ("Graybox") mutually agreed to a termination of the Consulting Agreement entered into with Graybox in August 2000.

     Also during the third quarter, the Company's board of directors determined that it was in the Company's best interests to authorize the negotiation of consulting agreements with Mr. Steven Antebi ("Antebi"), an individual residing in the state of California, and Mr. David Bergstein, the Managing Member of Graybox ("Bergstein"), an individual residing in the state of California, and all transactions contemplated by such agreements. A principal component in Mr. Antebi's and Mr. Bergstein's consulting agreements was the issuance to each of them of that number of shares which equalled 9.9% of the Company's issued and outstanding common stock after giving effect to such share issuance.

     On February 23, 2001, the Company issued 2,500,000 shares of common stock to each Mr. Antebi and Mr. Bergstein pursuant to the Consulting Agreements. Based on the trading price at the date of issuance of $0.08 per share, each consultant received consideration of approximately $200,000 for their services. Mr. Bergstein and Mr. Antebi assisted the Company regarding corporate finance advisory services. This included spending a substantial amount of time in connection with a strategic acquisition of a competitor of ThemeWare where the consultants rendered a significant amount of advice as to structure, terms and conditions of the prospective acquisition. No agreement was reached with the acquiree and the transaction was abandoned. As of August 9, 2001, neither Mr. Antebi nor Mr. Bergstein currently performs consulting services for the Company.


SUBSEQUENT  EVENTS:

     (a)     Reorganization

     On July 18, 2001, In connection with approving the revised business plan at the Board Meeting, the Board of Directors met and unanimously elected Jason Galanis as President and CEO and, at the conclusion of the meeting, Chairman and CEO Harry Weitzel tendered his resignation along with Director George Pilallis. Shortly thereafter, holders of a majority of the issued and outstanding Common Stock approved certain actions by written consent including a name change to Emergent Financial Group, Inc. and a 1 for 30 reverse stock split.

(b)     Acquisition  of  KeyCom,  Inc.

     On June 11, 2001, the Company sold an aggregate of 150 Units, for a purchase price of $1,000 per unit, to X-telligence Inc. Each Unit consists of 6,666 shares of the Company's Common Stock, and a five-year warrant to purchase up to 6,666 shares of the Company's Common Stock at an exercise price equal to $0.15 per share. The Units and warrants carry a 90-day reset provision whereby the purchase price of the Units and the shares underlying the warrants will be adjusted to the lowest trading price of the Company's Common Stock for the 90 days following June 11, 2001. The proceeds were used to fund an investment made by the Company in Keycom.

     On June 12, 2001, the Company purchased a one-year option in consideration for a one-time non-refundable $150,000 payment, the Option Payment, to acquire Keycom for a fixed price equal to $25 million. The option was exercised on July 19, 2001 by the delivery of $25 million face value of the Company's Series E preferred stock pursuant to the Agreement and Plan of Reorganization dated July 19, 2001.

     On July 19, 2001, the company consummated the acquisition of 100% of the capital stock of Keycom Inc., located in Westlake Village, California for an aggregate purchase price of $25 million. The purchase price was paid by issuance of 250,000 shares of the Company's of Series E preferred stock, with a face value of $100 per share. Keycom has developed proprietary transaction processing software called Xtrans which enables data communication with existing merchant credit card terminals in order to receive, record and dispatch instantaneously small balance cash transactions nationally and internationally.

     On July 31, 2001 Thesseus International Asset Fund, an entity in which a director and the CEO of the Company is a beneficial owner, executed a Subscription Agreement with the Company to purchase up to 650 Units, for a purchase price of $1,000 per unit. Each Unit consists of 6,666 shares of the Company's Common Stock, and a five-year warrant to purchase up to 6,666 shares of the Company's Common Stock at an exercise price equal to $0.15 per share. The Units and warrants carry a 90-day reset provision whereby the purchase price of the Units and the shares underlying the warrants will be adjusted to the lowest trading price of the Company's Common Stock for the 90 days following June 11, 2001. As of August 7, 2001, a total of $400,000 of the $650,000 purchase price had been received by the Company. The proceeds were used to fund an investment made by the Company in Keycom.

     On August 7, 2001 Thesseus International Asset Fund executed an agreement with the Company to pay a fee of $100,000 as additional consideration for modification of certain terms and clarification of other terms in regards to the Series A preferred shares issued on November 11, 1999, including granting two-for-one voting rights to the holders of the Series A Preferred Stock, on an as converted basis, and requiring a 75-day notice period prior to conversion. The fee was paid to the Company and proceeds were disbursed by the investor to Keycom for the benefit of the Company, as described below.

     On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with Keycom, the Company used $500,000 of the proceeds obtained from the Thesseus investments to acquire $500,000 Zero-Coupon Participating Convertible Debt Certificates from Keycom. The debt certificates entitle the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity. Keycom received the $500,000 on August 7, 2001.

(c)     ThemeWare

     During the month of May 2001, Xtelligence, Inc., a Colorado Corporation loaned the Company a total of $350,000. The proceeds were primarily used by the Company to sustain the operations of ThemeWare, certain key vendors and certain contractors deemed necessary by the Company and the lender to maintain the integrity of the remaining operations representing the ThemeWare investment. In particular, proceeds were used to support fulfillment activities on a national scale of a product order with Staples Inc, a leading national office supply store. The capital was received as a bridge loan to the Company pursuant to a senior convertible promissory note dated June 1, 2000 and disbursement instructions were provided to direct the loan proceeds to various entities. The note is payable at 15% interest and matures in 90 days. The lender has default remedies that include the right to purchase up to 5% of the company.

     (d)     Heritage  West

     On August 1, 2001 the Company has entered into a Financial Advisory Agreement with Heritage West Securities to provide investment banking advice and related mergers and acquisition professional services. The agreement is for a one-year engagement and generally provides for fees to be paid upon consummation of acquisitions or financings.

     On August 7, 2001, the Company sold an aggregate of 50 Units, for a purchase price of $1,000 per unit, to Heritage West Holdings. Each Unit consists of 6,666 shares of the Company's Common Stock, and a five-year warrant to purchase up to 2,000 shares of the Company's Common Stock at an exercise price equal to $0.15 per share. The Units and warrants carry a 90-day reset provision whereby the purchase price of the Units and the shares underlying the warrants will be adjusted to the lowest trading price of the Company's Common Stock for the 90 days following August 7, 2001. The proceeds of the subscription were disbursed directly to KPMG for payment of services for the Company.

     (e)     Other

     During the month of July 2001, The Company had no source of liquidity, so Jason Galanis, the new President and CEO loaned the Company $50,000 for accounting and other related services pursuant to a senior convertible promissory note. The note is payable at 15% interest and matures in 90 days.

     In July 2001, a third party investor acquired Starfish and the associated loans, including those owed to Daimyo and Graybox. All of the notes are currently in default. The company has reached a preliminary forbearance with the creditor to provide sufficient time to reorganize the repayment schedule. Formal forbearance agreements are currently being negotiated between the parties. This is anticipated to include the conversion of all, or substantially all, of the defaulted debt to approximately 20% of the outstanding common stock of the Company on a fully diluted basis.

     On August 1, 2001, the company entered into a Letter of Intent with an underwriter detailing a proposed underwriting engagement for the Company of $5,000,000. The Letter of Intent is not a binding commitment to raise the described funds. It is intended to express the terms and conditions negotiated by the parties in anticipation of receiving a binding, or firm, commitment the underwriter. Management anticipates finalization of the commitment no later than August 31, 2001, which is conditional upon the recapitalization plan approved by the board of directors. The securities proposed to be offered, if any, will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration or applicable exemption from registration requirements.

RISKS  RELATED  TO  OUR  BUSINESS


THE COMPANY IS IN DEFAULT WITH CERTAIN SECURED CREDITORS AND SUBJECT TO FURTHER REMEDIES THAT MAY BE DAMAGING.

     As previously disclosed, the Company is in default under the terms of the Starfish notes as of December 31, 2001. At March 31, 2001, the Company owes $3,585,348 in aggregate under the notes. Some of the loans are secured by assets of the Company, which may be foreclosed upon if satisfactory arrangements are not reached with the creditors. In February, the Company had certain assets
(EAL) foreclosed on in a public sale resulting in a material loss to the Company. There can be no assurance that this will not occur in the future.

POSSIBLE ADVERSE EFFECT OF PENNY STOCK RULES ON LIQUIDITY OF THE COMPANY'S SECURITIES.

     The SEC regulations define a "penny stock" to be an equity security not registered on a national securities exchange or for which quotation information is disseminated on the Nasdaq Stock Market that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

NOTES  HAVE  RECENTLY  BEEN  PURCHASED  BY  NEW  CREDITORS.

     In July 2001, a third party investor acquired Starfish and the associated loans, including those owed to Daimyo and Graybox. All of the notes are currently in default. The company has reached a preliminary forbearance with the creditor to provide sufficient time to reorganize the repayment schedule. Formal forbearance agreements are currently being negotiated between the parties. This is anticipated to include the conversion of all, or substantially all, of the defaulted debt to approximately 20% of the outstanding common stock of the Company on a fully diluted basis.

DEFAULT  WITH  UNSECURED  CREDITORS.

     The Company is in default with certain third parties which provided bridge loans to the Company aggregating $290,000 and that matured thirteen months after origination. The notes have matured and were not repaid by the Company pursuant to their terms. The creditors may pursue certain collection remedies that would negatively impact the Company. The Company does not believe it has defenses to such claims. Current management is attempting to negotiate new terms that may include exchanging debt for equity. This would result in dilution to the current shareholders. Current management has been in office for a short period of time and there is no assurance that acceptable terms will be arranged.

ACCRUED  AND  UNPAID  TRADE  PAYABLES.

     The Company has a significant number of unsecured trade creditors. Current management is attempting to negotiate definitive agreement with individual creditors. If the Company is unsuccessful, the creditors could force the Company into an involuntary bankruptcy.

SEVERE  WORKING  CAPITAL  DEFICIENCY.

     The Company had a working capital deficiency of $5,356,000 and an accumulated deficit of $18,090,000 at March 31, 2001. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position it will not be able to continue as a going concern.

SHARE PRICE FOR SECURITIES HAS BEEN SEVERELY DEPRESSED FOR AN EXTENDED PERIOD WHICH WILL AFFECT THE ABILITY OF THE COMPANY TO ACCESS NEW EQUITY CAPITAL.

     The Company's securities have traded primarily under five cents per share since December 31, 2000. The Current management is exploring ways to increase the value of the Company's securities including developing certain investment banking relationships. There is no assurance that this will occur or that, if it did, that there would be any improvement in the price of the Company's securities.

FLUCTUATIONS  IN  EMERGENT'S  STOCK  PRICE  IS  HIGHLY  LIKELY.

     Prior to November, 1999, there was no public market for Emergent's Common Stock and currently there is only a limited market for these securities on the NASDAQ OTC Bulletin Board. Accordingly, the market price of Emergent's Common Stock has been highly volatile. Any significant fluctuations in the future might result in a general decline in the market price of Emergent's Common Stock.

     The price at which Emergent's Common Stock will trade in the future is likely to be highly volatile and may fluctuate substantially due to factors such as:

     -    Actual  or  anticipated  variations  in  quarterly  operating results;
     -    Announcements  of  technological  innovations;
     -    New  sales  formats  of  new  products  or  services;
     - Changes in or failure to meet financial estimates of securities analysts;
     -    Conditions  or  trends  in  the  financial  services  industry;
     - Announcements by Emergent or its competitors of significant acquisitions, strategic partnerships or joint ventures;
     -    Capital  commitments;
     -    Additions  or  departures  of  key  personnel;  or
     -    Sales  of  Common  Stock.

     In addition, the U.S. stock markets have from time to time experienced significant price and volume fluctuations that have affected the market price for the common stock of small- and micro-cap companies, particularly Internet companies. In the past, these broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. Emergent may become involved in this type of litigation in the future. Litigation is often expensive and diverts the attention and resources of management, which could cause Emergent's business, prospects and results of operations to be adversely effected.

THE COMPANY HAS RECENTLY RAISED CAPITAL FROM A LIMITED GROUP OF INVESTORS, INCLUDING RELATED PARTIES.

     A major objective of Emergent is to raise sufficient capital to maintain its viability as an ongoing concern. The primary sources of cash to date have been loans and preferred equity financing from related parties and distributions from EAL pursuant to the MBDA. The Company has recently raised capital from a limited number of new investors. A substantial portion of the new investment capital raised was from Thesseus International Asset Fund, a Company with whom Mr. Galanis is affiliated. The terms of the new subscription were deemed to be consistent with terms that would be offered to third parties, however the Company has been unsuccessful in raising similar capital from the market.

NEW  MANAGEMENT  TEAM.

     On November 11, 1999, the two existing directors of Emergent resigned and appointed Jason W. Galanis and Kevin L. Washington to replace them. Prior to this event, the Company was inactive and had no material assets or liabilities. On November 19, 1999, Harry Weitzel was appointed Chairman and Chief Executive Officer joined by two additional Directors were appointed and on December 31, 1999, three final appointments were made, bringing the total number of Directors to eight. The Board of Directors of the Company in July 2001 elected Jason Galanis as President and CEO. Mr. Galanis had resigned from the Company in September 2000 when the Company undertook a previously disclosed new business direction and has had no day-to-day affiliation with the Company since his resignation. On July 18, 2001 Mr. Galanis was appointed President CEO by a unaninous vote of the board of directors. There can be no assurance that current management can execute the existing business plan.

EMERGENT IS IN DEFAULT OF A REGISTRATION RIGHTS AGREEMENT DATED SEPTEMBER 22, 2000.

     On  September  22,  2000,  the  Company  created  and issued 1,300 Series D
Preferred Shares with a stated value of $1,000 each, which are generally non-voting and not entitled to dividends, for $500,000 cash plus the return of 300,000 then outstanding Common Shares of the Company. The Series D Preferred Shares are convertible at any time, in an amount equal to the stated value of the Series D Preferred Shares together with an Additional Amount calculated on a daily basis at a rate of 4.5% per annum, into Common Shares of the Company based on a value of 80% of the then current market value of the Company's Common Shares, to a maximum of $1.50 per Common Share. The shares were subscribed to by an institutional investor, International Investment Group. The Company simultaneously executed a Registration Rights Agreement that generally provides for the registration of common shares into which the holder may convert its preferred stock. During the reporting period, the Company took no steps to register such shares pursuant to the Agreement and, as a result, is currently in default. Current management is in discussions with the series D holder to obtain forbearance and to make arrangements to cure the default. There can be no assurance that these discussions will be successful.

THE SERIES D PREFERRED STOCK IS CONVERTIBLE INTO COMMON SHARES OF THE COMPANY WITHOUT A LOWER LIMIT ON THE NUMBER OF SHARES TO BE RECEIVED WHICH COULD RESULT IN SUBSTANTIAL DILUTION TO THE CURRENT SHAREHOLDERS.

     The Series D Preferred Shares are convertible at any time, in an amount equal to the stated value of the Series D Preferred Shares together with an Additional Amount calculated on a daily basis at a rate of 4.5% per annum, into Common Shares of the Company based on a value of 80% of the then current market value of the Company's Common Shares, to a maximum of $1.50 per Common Share. Based on the $1,300,000 stated value of the series D preferred, the exercise of any conversion right would result in substantial dilution to the shareholders at current market prices. The conversion rights may also further depress the price of the Company's common securities as a consequence of having no practical fixed limit on the number of common shares into which the preferred may be converted.

EMERGENT HAS NO SIGNIFICANT OPERATING HISTORY UPON WHICH TO ASSESS THE VIABILITY OF ITS BUSINESS STRATEGY OR MANAGEMENT.

     Although Emergent has been in existence since 1994, it has no significant operating history upon which its current management, business and business plans, and prospects may be evaluated. In addition, Emergent only recently installed a new management team and determined to pursue a new business strategy. Furthermore, Emergent's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. To address these risks, Emergent must, among other things:

     -    Develop  and  expand  its  cash  remittance  business;
     -    Respond  to  competitive  developments;
     -    Continue  to  attract,  retain  and  motivate qualified employees; and
     - Continue to upgrade its technologies and identify and complete acquisitions of cash remittance and related businesses.

     There can be no assurance that Emergent will be successful in addressing these risks and if it is not successful its ability to survive as a going concern will be adversely affected.

EMERGENT  ANTICIPATES  INCURRING  LOSSES  FOR  THE  FORESEEABLE  FUTURE.

     Since its recent change in business strategy, Emergent has incurred costs to expand its business, to attract qualified employees and to upgrade and improve its technologies. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly and annual basis for the foreseeable future. As of March 31, 2001, Emergent had an accumulated deficit of approximately $18,090,000. There can be no assurance that Emergent will be able to generate sufficient revenues from operations to achieve or maintain profitability on a quarterly or annual basis in the future. Emergent expects negative cash flow from operations to continue for the foreseeable future.

EMERGENT WILL REQUIRE ADDITIONAL LONG AND SHORT TERM FINANCING IN ORDER TO FUND ITS WORKING CAPITAL REQUIREMENTS, IMPLEMENT ITS BUSINESS PLAN AND FUND THE ACQUISITION OF ADDITIONAL COMPANIES AND BUSINESSES.

     In order to fund its working capital requirements, implement its business plan and fund the acquisition of additional complementary and strategic businesses, Emergent will require additional equity and/or debt financing in the short-term future. Emergent anticipates that it will need to raise approximately $30.0 million over the next 12 to 18 months to implement its business plan and to fund the amounts to be invested in Keycom and other ventures. Emergent also expects that it will be required to raise additional funds over the long term. It may not be possible for Emergent to secure debt or equity financing on terms acceptable to it at the time that it seeks such financing. As a result of these funding needs, Emergent will need to seek additional external debt and/or equity financing. Adequate funds on terms acceptable to Emergent, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing shareholders. If Emergent is unable to obtain sufficient funds from operations and external sources, Emergent may not be able to continue as a going concern.

IF EMERGENT IS UNSUCCESSFUL IN RE-NEGOTIATING ITS INVESTMENT COMMITMENT WITH ECARD SOLUTIONS, IT MAY LOSE A PORTION OF ITS INVESTMENT IN ECARD SOLUTIONS.

     In connection with the Company's purchase of eCard Solutions, Inc, the Company agreed to pay the $1,000,000 purchase price for the Series B preferred shares in four equal installments of $250,000 on March 13, 2000, April 13, 2000, May 12, 2000 and June 12, 2000. Failure to pay any of the installments could result in forfeiture of all or part of the Series B preferred stock and up to $250,000 in prior installments paid by the Company. As of June 28, 2000, only $250,000 of the $1,000,000 purchase price had been paid. On May 24, 2000, eCard Solutions delivered Emergent a notice of default on its obligation. Emergent is currently negotiating with eCard Solutions to restructure this transaction so that no further payments on the part of Emergent will be required; however, the parties have not yet reached a formal agreement on this matter. If Emergent's negotiations with eCard Solutions are not successful, eCard Solutions could retain the $250,000 already paid, Emergent could be required to return all of the Series B preferred shares granted, and could possibly be subject to other breach of contract claims made on behalf of eCard Solutions.

EMERGENT IS ENTERING INTO NEW HIGH-RISK MARKETS AND ITS SUCCESS WILL DEPEND ON PERFORMANCE OF ITS INVESTMENTS IN COMPANIES IN THIS MARKET.

     Emergent has entered into the moderate income cash remittance and financial services market which is still developing, speculative and uncertain. Emergent generally faces a high degree of risk of failure and volatility in the market price of its securities.

BECAUSE THE BUSINESS MODEL PROPOSED BY EMERGENT IS UNPROVEN, IT IS UNCERTAIN WHETHER IT WILL SUCCEED.

     Emergent's business model is unproven. The success of Emergent's business model depends on acquiring cash remittance businesses, and entering into agreements with new locations to expand the network of locations where Emergent's customers can send and receive cash remittances. If Emergent cannot convince potential acquisition targets and the owners of new locations of the value of its business model, Emergent's ability to acquire additional businesses and attract new locations will be adversely affected and its strategy of expanding its cash-remittance network may not succeed, which would result in Emergent's business, prospects and results of operations to be adversely effected.

     Emergent's business also depends upon its ability to successfully integrate new acquisitions into its business, which is uncertain. Potential conflicts among current management and employees with that of acquired businesses, as well as potential conflicts with the customers, suppliers and creditors of such acquired businesses, all can have an adverse effect on the Company's ability to successfully integrate acquired businesses. Economic, governmental, industry and internal company factors outside its control all can have an additional adverse effect on the Company's financial condition and results of operations. A significant portion of Emergent's assets will be comprised of ownership interests in its subsidiaries. It is expected that, from time to time, Emergent's investment in one or more subsidiaries could represent a significant portion of its market capitalization. If Emergent's subsidiaries do not succeed, the value of its assets will decline, which could result in Emergent's business, prospects and results of operations being adversely effected.

EARLY  STAGE  COMPANY  INVESTMENTS  ARE  PARTICULARLY  RISKY.

     Some of the companies in which Emergent may acquire an interest are in the early stages of their development. Some of these companies may not have commenced material operations, and consequently, may not have any operating history upon which an evaluation of those companies can be based. Emergent's business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving, as well as the problems, expenses, difficulties, complications and delays frequently encountered in connection with the investments in new business in general. If Emergent is unable to effectively allocate its resources and help grow the businesses of its subsidiaries, its business, prospects and results of operations may be adversely effected.

IF EMERGENT IS UNABLE TO ASSEMBLE AND MAINTAIN THE REQUIRED KEY EMPLOYEES, ITS ABILITY TO COMPETE COULD BE HARMED.

     Emergent's success is dependent on the retention and successful performance of its key personnel and the key personnel of its subsidiaries. If one or more members of Emergent's management, or the management of its subsidiaries, were unable or unwilling to continue in their present positions, Emergent's business, prospects and results of operations may be adversely effected. If existing management proves inadequate to the success of Emergent's business plan, then Emergent may be unable to find and hire additional qualified management and professional personnel to help lead it or its subsidiaries because competition for managers and professionals is extremely tight.

EMERGENT MAY BE UNABLE TO IMPLEMENT ITS INVESTMENT STRATEGY ON ACCEPTABLE TERMS.

     Emergent may have difficulty acquiring additional companies that complement its business strategy at acceptable prices. This could occur for many reasons, including:

     - A failure to agree on the terms of the acquisition, such as the amount or price of an acquired interest;
     - Incompatibility between management teams of the target company and Emergent;
     -    Competition  from  other  acquirors  and
     - A lack of capital on acceptable terms, or at all, to acquire an interest in the target company.

     Many of the acquiror companies with which Emergent will compete for anticipated acquisitions have substantially greater financial resources than Emergent. Emergent's management is aggressively pursuing other acquisition and investment opportunities, although, except as disclosed herein, it does not have agreements with respect to any such opportunities. There is no assurance that any of these opportunities will materialize.

EMERGENT RECENTLY COMPLETED SIGNIFICANT ACQUISITIONS OF BUSINESSES AND TECHNOLOGIES AND EMERGENT MAY MAKE OTHER BUSINESS ACQUISITIONS IN THE FUTURE WHICH MAY BE DIFFICULT TO INTEGRATE INTO ITS EXISTING BUSINESS AND MAY DISRUPT OR NEGATIVELY IMPACT ITS BUSINESS.

     Emergent recently made, and expects to continue to make investments in and acquisitions of complementary companies, technologies and assets that constitute critical aspects of its current and future business operations. If it fails to successfully integrate the operations of these companies, technologies or assets into its business, Emergent may not be able to successfully execute its business strategy. Since March 31, 2001, Emergent acquired Keycom, as described above.

This  and  any  future  acquisitions  may  result  in:

     - Difficulties in assimilating technologies, products, personnel and operations;
     -    Diversion  of  management's  attention;

     -    Entering markets in which Emergent has no or limited prior experience;
     -    Loss  of  key  employees  of  acquired  organizations;  and
     -    Capital requirements in excess of what Emergent currently anticipates.

     In the future, acquiring companies, assets or technologies may also require Emergent to make cash payments, assume debt, incur large write-offs related to intangible assets and issue equity, that will dilute ownership of current stockholders and could result in substantial fluctuations in the Company's results of operations and the price of the Company's securities.

EMERGENT COULD BECOME SUBJECT TO REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940 AND ITS BUSINESS DECISIONS MAY BE IMPACTED BY THIS ACT IF EMERGENT IS TO REMAIN UNREGULATED.

     Emergent may have to take certain actions to avoid inadvertently becoming an investment company required to register under the Investment Company Act of 1940, as amended. To minimize the risk that it could be deemed a regulated investment company, Emergent intends to primarily and actively engage in its businesses through its majority owned subsidiaries. Emergent believes that it will not be regulated by the Investment Company Act of 1940 as long as it continues to be primarily engaged in active businesses through majority-owned subsidiaries or controlled companies. However, Emergent cannot be certain that it will remain exempt from the registration requirements of the Investment Company Act of 1940. If it does not, Emergent may need to make significant changes to its business activities.

     Generally, a company must register under the Investment Company Act and comply with significant restrictions on operations and transactions with affiliates if its investment securities exceed 40% of the company's total assets, or if it holds itself out as being primarily engaged in the business of investing, owning or holding securities. Under an alternative test, a company is not required to register under the Investment Company Act if not more than 45% of its total assets consist of, and not more than 45% of its net income is derived from, securities other than government securities and securities of majority-owned subsidiaries and companies primarily controlled by it. At this time, Emergent intends to invest only in companies in which it will obtain a majority or controlling interest.

EMERGENT'S INTERESTS IN ITS SUBSIDIARIES IS EXPECTED TO CONTINUE TO BE HEAVILY CONCENTRATED ON THE FINANCIAL SERVICES MARKET, AND, MORE SPECIFICALLY, THE CASH-REMITTANCE MARKET AND CERTAIN ANCILLARY MARKETS.

     The success of Emergent depends on the development of the financial services and cash remittance market for moderate income consumers, which is speculative and uncertain. The development of the financial service markets for moderate income consumers is in the early stages. If widespread acceptance among moderate- and low-income consumers of Emergent's products and services does not develop, Emergent's business, prospects and results of operations may be adversely effected.

INABILITY OF EMERGENT TO PROTECT INTELLECTUAL PROPERTY COULD IMPEDE GROWTH AND VALUE.

     Some of Emergent's subsidiaries may be unable to protect their proprietary rights and may infringe on the proprietary rights of others. In addition, effective patent, copyright and trademark protection may be unenforceable or limited in certain countries. Any infringement on the intellectual property rights of others, or any infringement on Emergent's intellectual property, could cause Emergent's business, prospects and results of operations to be adversely effected.

TECHNOLOGICAL AND EQUIPMENT BREAKDOWNS COULD INTERRUPT AND ADVERSELY EFFECT EMERGENT'S BUSINESSES.

     Some of the Emergent's businesses depend on the efficient and uninterrupted operation of their computer and communications hardware systems and related software. Any system interruptions could cause Emergent's business, prospects and results of operations to be adversely effected. Interruptions could result from natural disasters as well as power loss, telecommunications failure, violations of physical and electronic security measures, and similar events.

     Capacity limits on some of Emergent's technology, transaction processing systems and network hardware and software may be difficult to project and they may not be able to expand and upgrade their systems to meet increased use. As Emergent's customer base begins to increase, they must expand and upgrade their technology, transaction processing systems and network hardware and software. Emergent may be unable to accurately project the rate of increase in demand for their goods and services. In addition, Emergent may not be able to expand and upgrade its systems and network hardware and software capabilities to accommodate an increased customer base, and the operations and processes of Emergent may be disrupted.

EMERGENT'S  UNISSUED  PREFERRED  STOCK  MAY DETER POTENTIAL ACQUISITION BIDS FOR
EMERGENT'S  BUSINESS,  INCLUDING  BIDS  THAT  MAY BE BENEFICIAL TO SHAREHOLDERS.

     Emergent's amended and restated certificate of incorporation permits its board of directors to issue up to 25,000,000 shares of preferred stock in one or more series. The board of directors can fix the number of shares of each class and the voting rights, preferences, limitations and special rights, if any, without any further vote or action by Emergent's stockholders. The issuance of shares of preferred stock without further action by Emergent's stockholders may delay or prevent a change in control transaction. The issuance of shares of preferred stock may adversely affect shares of Common Stock held by current shareholders.

DELAWARE LAW MAY DETER POTENTIAL ACQUISITION BIDS FOR ITS BUSINESS, INCLUDING BIDS WHICH MAY BE BENEFICIAL TO SHAREHOLDERS.

     Delaware law may deter potential bidders for Emergent's business. Emergent is subject to the anti-takeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents the Company from engaging in a business combination with any interested stockholder for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a business combination includes a merger or consolidation involving Emergent and the interested stockholder and the sale of more than 10% of Emergent's assets. In general, Delaware law defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with, controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may opt out of the anti-takeover provisions. Emergent does not intend to opt out of these anti-takeover provisions.

CERTAIN  OF  THE  COMPANY'S  PREVIOUS ACQUISITIONS WERE ACQUIRED FROM AFFILIATED
PARTIES  AND  AS  A  RESULT  WERE  NOT  THE  RESULT OF ARMS-LENGTH NEGOTIATIONS.

     Several of the members of Emergent's management team, namely, Harry Weitzel, former Chairman and Chief Executive Officer, Jason Galanis, Director, President and Chief Executive Officer, and former Chief Operating Officer, and Dr. Rory Knight, a former director of Emergent were principals of Thesseus International Asset Fund, NV ("Thesseus"), the entity from which Emergent acquired its interests in EAL, eCard Solutions and InfoBase. In addition, Michael Bodnar was the CFO of Thesseus and was a director of a subsidiary of Thesseus. CASA was acquired from K. Washington-Galanis Investments, LLC, a company controlled by Jason Galanis and Kevin Washington, an Executive Vice President and director of Emergent. Therefore, the transactions were not the result of arms-length negotiations and the related agreements may include terms and conditions that may be more or less favorable to Emergent than terms contained in similar agreements negotiated with third parties.

A SIGNIFICANT PORTION OF EMERGENT'S OUTSTANDING COMMON STOCK AND ALL OF THE SHARES OF PREFERRED STOCK ARE OWNED BY CERTAIN MEMBERS OF MANAGEMENT AND THEIR AFFILIATES.

     Certain members of management of Emergent, indirectly through Thesseus, own or control, 100% of the outstanding Series A preferred stock of Emergent. As of March 31, 2001, management beneficially owned approximately 19.7% of Emergent's capital stock (on a fully-diluted basis). See "Security Ownership of Certain Beneficial Owners and Management." Together this person has sufficient voting power to control the outcome of all corporate matters submitted to the vote of shareholders, including the election of directors, changes in the size and composition of the Board of Directors, mergers, tender offers and open-market purchase programs that could give shareholders of Emergent the opportunity to realize a premium over the then-prevailing market price for their shares. In addition, the concentration of ownership in this entity and its affiliates could have the effect of delaying or preventing a change in control of Emergent and may affect the market price of the Common Stock.

EMERGENT  DOES  NOT  INTEND  TO  PAY  CASH DIVIDENDS FOR THE FORESEEABLE FUTURE.

     Emergent has never declared or paid any cash dividends on its Common Stock. Emergent does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM  8.      FINANCIAL  STATEMENTS


                                                                            PAGE
                                                                            ----

Report  of  Independent  Chartered  Accountants. . . . . . . . . . . . .      54

Consolidated  Balance  Sheets. . . . . . . . . . . . . . . . . . . . . .      55

Consolidated  Statements  of  Operations . . . . . . . . . . . . . . . .      56

Consolidated  Statements  of  Stockholders'  Equity. . . . . . . . . . .      57

Consolidated  Statements  of  Cash  Flows. . . . . . . . . . . . . . . .      59

Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . . .      60


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
          ----------------------------------------------------------------------
          FINANCIAL  DISCLOSURE
          ---------------------

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

                                    PART III

ITEM  10.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL PERSONS:
           -----------------------------------------------------------------
           COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
           --------------------------------------------------------

     The Company's Amended and Restated Bylaws currently provide that the Board shall consist of not less than one nor more than nine directors and that within these limits the number of directors shall be as established by the Board. The Board has set the number of directors at eight. The Company's Amended and Restated Certificate of Incorporation provides that the Board of Directors shall be divided into three classes, having staggered terms of office, which are as equal in number as possible. The Company's Board of Directors was divided into three classes as required by the Amended and Restated Certificate of Incorporation. At the Annual Meeting, director nominees will be elected to serve for terms of one, two or three years depending upon the class in which each director serves or until their successors are elected and qualified.

     The initial directors of Class I, Michael Bodnar and Leighton A. Bloom, have been nominated to serve for terms of one year or until the 2001 Annual Meeting of Stockholders. As of August 9, 2001, Mr. Bodnar had resigned, and his successor had not been appointed, while Mr. Bloom continues to serve as a director. The initial directors of Class II, George C. Pilallis, Kevin L. Washington and Dr. Rory F. Knight, have been nominated to serve for terms of two years or until the 2002 Annual Meeting of Stockholders. As of August 9, 2001, Mssrs. Pilallis and Rory Knight had resigned, and their successors had not been appointed. The initial directors of Class III, Harry J. Weitzel, Jason W. Galanis and Nicholas Wise, have been nominated to serve for a term of three years or until the 2003 Annual Meeting of Stockholders. As of August 9, 2001, Mr. Weitzel had resigned, and his successor has not been appointed. Accordingly, there are currently four vacancies on the board of directors, which can be filled by majority vote of the remaining directors without shareholder action. At each Annual Meeting of Stockholders following the 2000 Annual Meeting, elections shall be held to elect directors, whose term has expired, for a term of three years and after the expiration of such term, shall thereafter be elected every three years for a three-year term. The Company's Amended and Restated Articles of Incorporation does not permit stockholders to cumulate their votes for the election of directors.

     The following table sets forth certain information, as of August 9, 2001, regarding the Company's current Board of Directors and executive officers.

                                          Position(s) Held             Director  Term to
     Name              Age (1)             In the Company               Since    Expire
---------------------  -------  -------------------------------------  --------  -------
Harry J. Weitzel (2)        62  Chairman and Chief Executive Officer       1999     2003
Jason W. Galanis(3)         31  President and Chief Executive Officer      1999     2003
Nicholas Wise               42  Director                                   1999     2003
Kevin L. Washington         28  Executive Vice President and Director      1999     2002
Dr. Rory F. Knight(2)       47  Director                                   1999     2002
George Pilallis(2)          52  Director                                   1999     2002
Michael Bodnar(2)           52  Director                                   1999     2001
Leighton Bloom              66  CTO, Director                              1999     2001


---------------------------
(1)  As  of  August  9,  2001;
(2)  Directors  Pilallis and Weitzel resigned following the Board Meeting of July 18,
     2001.  Mr  Weitzel  concurrently  resigned  as  CEO.  Director  Bodnar  resigned effective  January  7,  2001.  Director Knight resigned effective March 2, 2001;
(3)  Director Galanis was unanimously voted as President and CEO on July 18, 2001. He previously  had  resigned  as  an  officer  on  September 12, 2000 as disclosed.

     The principal occupation of each director of the Company and each of the named executive officers is set forth below. All directors have held their present position for at least five years unless otherwise indicated.

     Harry J. Weitzel. During the reporting period ended March 31, 2001, Mr. Weitzel served as Chief Executive officer and Chairman of the Board of the Company. He has resigned effective July 18, 2001. Mr. Weitzel currently is, and has been since June 1998, the Managing Principal of Cedar Cove Advisors, LLC, a private investment management and financial advisory firm located in Lexington Park, Maryland. From August 1996 to May 1998 he was the CEO of Pacific Consumer Funding, LLC, ("PCF") a major national originator, servicer and seller of sub-prime consumer loans located in Dallas, Texas. Mr. Weitzel continues to serve as a consultant to Pacific USA Holdings Corp., PCF's parent. From January 1992 to July 1996, Mr. Weitzel was President of the Consumer Asset Management Division ("CAMD"), formerly CLS, of Electronic
Data Systems Corporation. Under Mr. Weitzel's direction, CAMD became a leading provider of consumer loan out-sourcing services in the United States and actively participated with clients in the creation of national financial conduits for various types of consumer loans. Prior to joining CAMD, Mr. Weitzel was with MNC Financial Corporation (a major commercial bank holding company) for 30 years, retiring as President of MNC Retail Services Corporation, its consumer finances subsidiary. While at MNC, Mr. Weitzel also oversaw its international merchant banking operation, which was headquartered in London and served as Chairman of its Luxembourg bank subsidiary. He also served as a director of MBNA which, since 1982, has developed into the world's third largest credit card lender with over $50 billion in consumer receivables. Mr. Weitzel was also a founder of Thesseus and has served as a director since its inception.

     Jason W. Galanis - President and Chief Executive Officer, Director. Mr. Galanis became President and a Director of the Company in November 1999, later resigning in September 2000. He returned in July 2001 as the Company's President and Chief Executive officer. Mr. Galanis is a principal of Vianden Capital Management, L.L.C., the investment advisor to Thesseus International Asset Fund, a closed-end, split income venture capital fund that he founded in 1997 to invest in early-stage financial services companies in North America and the UK. Mr. Galanis has also served as a director of Thesseus from February 9, 1998 until April 10, 2000. In June 1992, he co-founded a credit card receivables originator, which became The Credit Store (AMEX: CDS). He completed the
Advanced  Management  Programme  at  Templeton  College,  Oxford  University.

     Nicholas P. Wise -- Director. Mr. Wise became a Director of the Company in December 1999. Mr. Wise has a long career managing public policy issues in Washington, D.CHe is President and founder of the government affairs firm of Wise & Associates, Washington, D.C., specializing in legislative and regulatory matters before the Congress and executive branch agencies, a position he has held since January 1997. From 1983 until 1986, Mr. Wise was an attorney on the staff of Senator Mike DeWine (Rep: Ohio). He served as Senator DeWine's Chief Counsel and Legislative Director from 1986 to 1989. From 1989 to 1992, he served as Deputy Assistant Attorney General at the Department of Justice, where he was Attorney General Thornburgh's liaison with Congress and to the Counsel to the President. Mr. Wise served as Chief Strategist and Chief Counsel for Senator DeWine from 1992 through 1997.Mr. Wise earned his J.D. at Case Western Reserve University in 1983 and his B.A. (cum laude) at the University of Cincinnati in 1980. Mr. Wise is a member of the Ohio and Virginia Bar.

     Dr. Rory F. Knight-- Director. Dr, Knight was a director of the Company during the reporting period ending March 31, 2001. He resigned effective March 2, 2001. Dr. Knight is founder of Oxford Metrica, an independent risk management advisory firm. Dr. Knight was Dean of Templeton College, the graduate business school at Oxford University, a position he has held since 1994. He is also a Fellow in Finance at Templeton College. Prior to coming to Oxford he was the Deputy Director of a foundation within the Swiss National Bank (the central bank of Switzerland) from 1986 to 1994. In this capacity he worked directly with the Directorate and with the International Banking sector. Dr. Knight's work on stockholder value has been published internationally and includes the Value Creation Quotient (VCQ), his public company quantitative analysis. Dr. Knight also advises a number of multinational businesses and is on the board of an international investment fund.

     Kevin Washington-- Director. Mr. Washington became Executive Vice President and Director of the Company in November 1999. Mr. Washington was a principal in Olympic Holdings, a privately held equity securities investment and trading firm with offices in Los Angeles and London. He is a founding partner of KnightVianden Capital, an Oxford based financial services group founded with Jason Galanis and Dr. Knight. KnightVianden Capital operates KnightVianden Research Associates within Templeton (Oxford University) which focuses on risk and value with a particular focus in biotechnology, Internet companies and financial services. Mr. Washington is also a partner in a family partnership which has interests in real estate, avionics and other venture capital investments.

     Leighton A. Bloom -- Chief Technology Officer and Director. Mr. Bloom became Chief Technology Officer and Director of the Company in November 1999. Mr. Bloom is currently and has been since 1998 a technology consultant to Key Bank, a national bank, on Internet and intranet information retrieval and publishing. He is currently employed as a technology consultant to Citigroup, reporting to European operations. He was a senior technology consultant to Chemical Bank and its successor, Chase Manhattan Bank, from 1993 until August 1999, developing techniques for management of, and information mining and distribution from, very large investment databases in support of private, corporate and mutual fund asset managers, most recently for intranet publication. Previously, from 1991 to 1993, Mr. Bloom was a senior consultant to Donaldson, Lufkin & Jenrette on the collection, management and internal publication of investment banking information; to Avon Corporation on data mining and analysis of marketing program effectiveness; and to Aetna, Inc. on the optimization of computer-based corporate health care customer service interactions. During 38 years in the computer industry, Mr. Bloom has developed systems for several other firms in the financial services industry as well as firms in other industries that include publishing, litigation, real estate, natural resources, manufacturing, transportation, communications, and advertising.

     George C. Pilallis-During the reporting period ending March 31, 2001, Mr. Pilallis served as Executive Vice President and Director. He resigned effective July 18, 2001. Mr. Pilallis joined the Company as Managing Director in December 1999 and became Executive Vice President in February 2000. From June 1997 to December 1999, Mr. Pilallis was President and Chief Executive Officer of Advantage Funding Group, Inc. a subsidiary of Pacific Consumer Funding ("PCF") an originator, servicer and seller of non-prime consumer loans located in Boston, Massachusetts. Mr. Pilallis previously held the position of Managing Director for PCF, a unit of Pacific USA Holdings Corp., a national originator, servicer and seller of non-prime consumer loans located in Dallas, Texas from March 1997 to January 1998. From June 1991 to February 1997, Mr. Pilallis was Managing Director of Capital Markets of the Consumer Asset Management Division ("CAMD"), formerly CLS Corporation, of Electronic Data Systems Corporation. Mr. Pilallis was responsible for all aspects of consumer loan outsourcing services for capital market transactions, particularly those involving non-prime and sub-prime asset-backed classes in automobile, home equity and credit cards. Prior to joining CAMD, Mr. Pilallis held a variety of executive positions with SMS Corporation, GE Capital Mortgage Insurance and the John H. Harland Company.

     Michael Bodnar. During the reporting period ended March 31, 2001, Mr. Bodnar had been Chief Financial Officer of the Company until his resignation on January 7, 2001. He served as Chief Financial Officer of Thesseus since December 1997. He has been a member of the British Columbia and Canadian Institutes of Chartered Accountants since 1978. From June 1997 until he joined Thesseus, Mr. Bodnar was Chief Financial Officer of a group of financial services sector companies with offices in Vancouver that concentrated in the distressed debt field. In this capacity, his responsibilities included overseeing the accounting and record keeping functions for a portfolio of both performing and non-performing Visa(R) and MasterCard(R) receivables. From March 1983 to April 1997 Mr. Bodnar was Vice President, Finance for Wosk's Ltd., a major Western Canadian retailer of furniture, appliances and electronics products, where his responsibilities included overseeing all areas of consumer finance, including credit card programs. From 1973 to 1983 he was a Senior Manager with KPMG in its Vancouver and New Westminster offices, where he performed audit and general business advisory services.

Board,  Committees  and  Attendance  at  Meetings

     The Board of Directors of the Company held five meetings during the fiscal year ended March 31, 2001. During fiscal 2001, no director attended fewer than 75% of the aggregate of the total number of Board meetings on which he served. No committees were established during fiscal 2001. The following is a description of each of the committees of the Board of Directors of the Company.

     Audit Committee. The members of the Audit Committee are Mssrs. Galanis, Bloom and Wise . The Audit Committee, which was established May 1, 2000, reviews the Company's audited financial statements and makes recommendations to the Board concerning the Company's accounting practices and policies and the selection of independent accountants. The Audit Committee did not meet during fiscal 2001.

Compensation  of  Directors

     General. During fiscal 2001, non-employee directors of the Company did not receive any compensation for meetings attended. The Company issued stock options to its non-employee directors which are presently exercisable. Messrs. Knight and Wise were granted options (1) to purchase 66,666 and 66,666 shares of common stock at exercise prices of $0.60 and $60.00, respectively, as adjusted for splits. The Board of Directors may determine to pay fees to members of the Board in the future, although the amount of timing of payment of such fees has not yet been determined.

(1) All options were rescinded at the meeting of the Board of Directors by a unanimous vote.

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

          To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2001 all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM  11.  EXECUTIVE  COMPENSATION
           -----------------------

Executive  Compensation

         The following table sets forth information regarding compensation paid by the Company and its subsidiaries to the Chief Executive Officer and each Named Officer.

                           SUMMARY  COMPENSATION  TABLE


                                                         Long Term
                     Annual Compensation            Compensation Awards
                    ---------------------  -------------------------------------------
                                                                  Securities
                                                                  Underlying
Name and            Fiscal                  Other Annual    Options/       All Other
Principal Position   Year   Salary  Bonus  Compensation(1)  SARS (#)      Compensation
------------------  ------  ------  -----  ---------------  ------------  ------------
Harry J. Weitzel      2001       0      0                0  66,666(2)(3)             0
Chairman and Chief    2000       0      0                0  66,666(2)(3)             0
Executive
Officer

----------------------------
(1) Excludes perquisites and other personal benefits that do not exceed $50,000 or 10% of each officer's total salary and bonus.
(2) Represents options to purchase 66,666, as adjusted for splits, shares of common stock at the exercise price of $1.35.
(3) On July 18, 2001, the Board of directors unanimously voted to rescind the 1999 Stock Option Plan in its entirety which covers all previously issued options, including Director Weitzel's above.

1999  Stock  Option  Plan

     The Board of Directors and stockholders holding a majority of the outstanding common stock of the Company have also adopted the 1999 Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of options to acquire up to 500,000 shares (as adjusted for the Company's December 30, 1999 and August 2001 stock splits) of the Company's common stock. As of March 31, 2000, options to purchase 350,000 shares (as adjusted for the Company's December 30, 1999 and August 2001 stock splits) had been granted. None of these options had been exercised as of March 31, 2001. The purpose of Stock Option Plan is provide additional financial incentive to officers, directors, key employees and important consultants of the Company (and its present or future subsidiary corporations).

     Certain of the options issued under the Stock Option Plan may constitute incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The remainder of the options issued under the Stock Option Plan will constitute nonqualified stock options.

     The Stock Option Plan is administered by the Board of Directors until the Board determines to establish an option committee (the "Committee") to do so. Subject to the express provisions of the Stock Option Plan, the Committee has authority to interpret the Stock Option Plan and make all other determinations necessary or advisable for the administration of the Stock Option Plan. The Committee has authority, subject to the express provisions of the Stock Option Plan, to select individuals to participate in the Stock Option Plan, and to determine the number of shares subject to each option, the time at which the option is to be granted, the type of option, the option period, the option price, and the manner in which the options become exercisable, and to adopt other provisions as it deems necessary or desirable.

     The Stock Option Plan provides for the grant of options representing up to an aggregate of 500,000 shares of common stock, subject to adjustment as discussed below. If an option granted under the Stock Option Plan expires, is canceled, or terminates unexercised as to any share of common stock subject thereto, or such shares will again be available for purposes of the Stock Option Plan. In the event of any change in the outstanding shares of common stock of the Company by reason of any stock dividend or split, reorganization or recapitalization, merger, dissolution, combination or exchange of shares or other similar corporate change, the number of shares of stock subject to the Stock Option Plan and the aggregate number of shares in outstanding option agreements shall be equitably adjusted by the Committee.

     The option price per share of common stock will be fixed by the Committee, but the option price for incentive stock options will not be less than 100% of the fair market value on the date the option is granted. The Committee will determine the expiration date of each option, but, in the case of an incentive stock option, such expiration date will not be later than ten years after the date of grant. No option shall be assignable or transferable by an optionee except by will or the laws of descent and may be exercised during the life of the optionee only by the optionee, except that the Committee may determine the extent and manner in which optionees may designate a beneficiary to exercise the option after the optionee's death or transfer any option.

     The Board of Directors may amend, suspend, or terminate the Stock Option Plan at any time. Termination of the Stock Option Plan will not affect the rights of optionees under options previously granted to them. All unexpired options will continue until, by their own terms and conditions, they lapse or terminate. No incentive stock options may be granted after the tenth (10th) anniversary of the effective date of the Stock Option Plan.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
           ---------------------------------------------------------------------


                      SECURITY OWNERSHIP OF MANAGEMENT AND
                            CERTAIN BENEFICIAL OWNERS

         The following table sets forth, as of August 9, 2001, the beneficial ownership of the Company's Common Stock (as adjusted for all stock splits through such date): (i) by each person known by the Company to be the beneficial owner of five percent or more of the Company's outstanding Common Stock, (ii) by each director of the Company, (iii) by the chief executive officer and each executive officer whose compensation would have exceeded $100,000 during fiscal 2001 (the "Named Officers"), and (iv) by the directors and executive officers of the Company as a group. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares. The business address of the officers of the Company is that of the Company.

                                  Number of                Number of
Name, Position and Address        Common Shares            Preferred Shares  Percent
Beneficial Owner                  Beneficially   Percent   Beneficially      of Class
                                  Owned (1)      of Class  Owned  (1)
--------------------------------  -------------  --------  ----------------  --------
Thesseus International Asset
Fund  NV                             216,933(2)     19.7%      8,500,000(3)   100%
Zeelandia Office Park
16 Kaya W.F.G. (Jombi)
Mensing, Curacao,
Netherlands Antilles

Jason W. Galanis(4)                  216,933(2)     19.7%      8,500,000(3)   100%
President, Chief Executive Officer
and  Chairman

Kyle  Washington  (5)                 55,666         6.1%              -        -
10 Pemberton  Avenue
North Vancouver, B.C.
V7P 2R1

Directors and Executive
Officers as a Group                  216,933(2)     19.7%      8,500,000(3)   100%(1)
persons)  (x)


-----------------------------------
(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in Rule 13d-3 promulgated by the SEC. Accordingly they may include securities owned by or for, among others, the wife and/or minor children or the individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options or convertible securities within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.
(2) Includes 183,600 issuable upon conversion of series A preferred stock, subject to anti-dilution adjustments. The series A preferred stock is convertible into 20% of the outstanding common shares.
(3)  Series  A  preferred  shares  includes 8,500,000 series a preferred shares.
(4) Mr. Galanis is a managing director of Thesseus and is a beneficiary of a family trust which beneficially owns majority of Thesseus. Includes 216,933 shares of common stock, and 8.5 million shares of Series A preferred stock, beneficially owned by Thesseus. Trustkantoor Curacao, the Ernst and Young affiliate which is the resident director of Thesseus, has sole voting and dispositive power over the shares held by Thesseus. Jason W. Galanis is a one fourth beneficiary of a family trust that owns a majority of the voting capital stock of Thesseus. Mr. Galanis has no voting or dispositive power over the shares held by Thesseus. Until their resignation as of April 10, 2000, Harry Weitzel, Mr. Galanis and Rory Knight were directors of Thesseus.
(5)  Kevin  Washington  and  Kyle  Washington  are  brothers.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
           --------------------------------------------------

     Several of the members of Emergent's current and former management team, namely, Harry Weitzel, Kevin Washington and Jason Galanis, were, until their resignation on April 10, 2000, principals in Thesseus International Asset Fund NV ("Thesseus"), the entity from which Emergent acquired its interests in Eikos Acquisition Limited, eCard Solutions, Inc. (formerly Brunswick Capital Partners, Inc.) and InfoBase Direct Marketing Services, Inc. ("InfoBase"). Emergent acquired 100% of Eikos for 100,000 shares of common stock (as adjusted for the
December 1999 stock split and the August 2001 stock split) and 8.5 million shares of Series A Preferred Stock. The Series A Preferred Stock converts into an aggregate of 20% of the outstanding Common Stock on a fully diluted basis. Emergent also initially acquired from Thesseus, in exchange for 66,667 shares of Common Stock (as adjusted for the December 1999 stock split and the August 2001 stock split), preferred stock convertible into 40% of the common stock of eCard Solutions, Inc. and preferred stock convertible into 49% of the common stock of InfoBase. As a result, these transactions did not result from arms-length negotiations. The related agreements may include terms and conditions that may be more or less favorable to Emergent than terms contained in similar agreements negotiated with third parties. Michael Bodnar, a former officer of Emergent, was an officer of Thesseus at the time of such transactions.

     Thesseus and Emergent also have an informal arrangement pursuant to which Emergent reimburses Thesseus for its pro rata share of administrative expenses as determined by management. These administrative expenses include among other things, rent, administrative staff and office costs. During the 2000 and 2001 fiscal years, Emergent paid Thesseus $71,000 and $205,644, respectively, for these expenses.

     Kevin Washington and Jason Galanis are principals of K. Washington - Galanis Investments LLC, from which Emergent acquired 100% of CASA@Home.com, Inc. for 133,333 shares of Common Stock (as adjusted for the December 1999 stock split and the August 2001 stock split). As a result, this transaction did not result from arms-length negotiations and the related agreement may include terms and conditions that may be more or less favorable to Emergent than the terms contained in similar agreements negotiated with third parties.

     In order to fund the initial advances to ThemeWare described above, the Company received a $1,000,000 loan from Derek M. Galanis, a brother of Jason Galanis. Subsequently, on July 7, 2000, Derek Galanis agreed to convert this loan into 1,000,000 non-voting, non-redeemable, Series B, 8% cumulative preferred shares in return for 1,667 two year warrants each entitling the holder to acquire one common share for $75.000. The preferred shares are convertible into 250,000 shares of Common Stock, subject to anti-dilution provisions, and the dividends on such preferred stock are convertible into Common Stock at the average market price of the Common Stock for the thirty trading days commencing 45 trading days prior to conversion.

                                     PART IV

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K
           ---------------------------------------------------------------------

               (A)  (1)     FINANCIAL  STATEMENTS:



               (A)  (2)     FINANCIAL  STATEMENT  SCHEDULES:

               None.

               (A)  (3)     EXHIBITS:


           EXHIBIT  NUMBER     DESCRIPTION
           ---------------     -----------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EMERGENT  FINANCIAL  GROUP,  INC.


Date: August 15, 2001      By: /s/ Jason  Galanis
                               -------------------
                               Name:  Jason  Galanis
                               Title: President and Chief Executive Officer
                                      (Duly  Authorized  Officer)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          /s/  Jason  W.  Galanis
          -----------------------
          Name:  Jason  W.  Galanis
          Title: President  and  Chief  Executive  Officer,  Director
          Date:  August  15,  2001

          /s/  Nicholas  Wise
          -------------------
          Name:  Nicholas  Wise
          Title: Director
          Date:  August  15,  2001

          /s/  Kevin  Washington
          ----------------------
          Name:  Kevin  L.  Washington
          Title: Director
          Date:  August  15,  2001

          /s/  Leighton  Bloom
          --------------------
          Name:  Leighton  Bloom
          Title: Chief  Technical  Officer  and  Director
          Date:  August  15,  2001

                                  EXHIBIT INDEX
                                  -------------


EXHIBIT  NUMBER     DESCRIPTION
---------------     -----------

  2.1
  ---

                                                                           DRAFT
                                                                  AUGUST 7, 2001




               Consolidated  Financial  Statements
               (Expressed  in  United  States  dollars)

               EMERGENT  FINANCIAL  GROUP,  INC.
               (Formerly  Inc.ubator  Capital,  Inc.)
               (A  Development  Stage  Enterprise)

               Years  ended  March  31,  2001  and  2000

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Balance  Sheets
(Expressed  in  United  States  dollars)

March  31,  2001  and  2000

======================================================================================================
                                                                               2001           2000
------------------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash                                                                   $          -   $    10,694
    Receivable from related parties (note 8(a))                                  81,053        24,540
    Refundable deposits                                                               -       150,000
    Prepaids                                                                      2,261        37,912
    --------------------------------------------------------------------------------------------------
                                                                                 83,314       223,146
Investments (note 3)                                                          3,000,000    14,090,281
Intellectual capital                                                                  -         2,000
------------------------------------------------------------------------------------------------------
                                                                           $  3,083,314   $14,315,427
======================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities                               $  1,295,405   $   455,779
    Payable to related parties (note 8(a))                                      232,187       183,322
    Note payable to eCard Solutions, Inc. (note 3(b))                                 -       750,000
    Notes payable (note 4)                                                      326,570             -
    Notes payable, Starfish Group, LLC (note 5)                               3,585,348             -
    --------------------------------------------------------------------------------------------------
                                                                              5,439,510     1,389,101
Notes payable (note 4)                                                                -       390,000
------------------------------------------------------------------------------------------------------
                                                                              5,439,510     1,779,101
Stockholders' equity:
    Share capital:
        Authorized:
            150,000,000 common shares with par value of $0.001
            25,000,000 preferred shares with par value of $0.001 (note 6)
        Issued and fully paid:
            8,500,000 (2000 - nil) series A, non-redeemable,
                voting convertible preferred shares                               8,500             -
            1,000,000 (2000 - nil) series B, non-redeemable,
              on-voting, 8% cumulative convertible preferred shares               1,000             -
            1,300 (2000 - nil) series D, redeemable, non-voting,
              convertible preferred shares                                            1             -
            27,255,000 (2000 - 17,655,000) common shares                         27,255        17,655
    Common shares to be authorized and issued (note 3(b))                             -         2,000
    Preferred shares to be authorized and issued (note 3(a))                          -     6,592,494
    Additional paid-in capital                                               15,716,265     7,008,872
    Deficit accumulated during the development stage                        (18,109,217)   (1,084,695)
    --------------------------------------------------------------------------------------------------
                                                                             (2,356,196    12,536,326
------------------------------------------------------------------------------------------------------
                                                                           $  3,083,314   $14,315,427
======================================================================================================

Going concern assumption (note 2(a))
Contingency (note 15)
Subsequent events (note 16)

See  accompanying  notes  to  consolidated  financial  statements.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Statements  of  Operations
(Expressed  in  United  States  dollars)

===============================================================================================
                                                       Period from
                                                    incorporation on
                                                     May 31, 1994 to   Year ended   Year ended
                                                        March 31,       March 31,    March 31,
                                                          2001            2001         2000
-----------------------------------------------------------------------------------------------
Revenue:
    Interest                                        $         183,796  $   183,216  $       580
    Foreign exchange                                            8,665        8,665            -
    -------------------------------------------------------------------------------------------
                                                              192,461      191,881          580

Expenses:
    Accounting and audit                                      154,325       81,825       72,500
    Administration fees (note 8(b))                           276,409      205,644       70,565
    Bad debts (note 3(c))                                      53,190       53,190            -
    Consulting                                              1,442,023    1,007,685      434,338
    Credit card fees and expenses                              45,055       15,611       29,444
    Equipment lease                                             4,168        4,168            -
    Interest                                                  367,098      367,098            -
    Legal                                                   1,250,530      885,642      364,888
    Marketing                                                  56,828       48,194        8,634
    Miscellaneous                                              19,861       12,281        4,002
    Payroll                                                    88,606       50,621       37,985
    Printing                                                   36,018       17,186       18,832
    Regulatory filings                                         17,032       13,466        3,566
    Rent                                                       36,580       36,580            -
    Stock transfer fees                                         8,600        2,934        5,666
    Telephone                                                  19,079       15,009        4,070
    Travel                                                     23,991       15,824        8,167
    -------------------------------------------------------------------------------------------
                                                            3,899,393    2,832,958    1,062,657
-----------------------------------------------------------------------------------------------

Loss before the following                                   3,706,932    2,641,077    1,062,077
Write-off of intellectual capital                               2,000        2,000            -
Write-off of investment in eCard (note 3(b))                2,913,376    2,913,376            -
Write-off of investment in InfoBase (note 3(c))               226,466      226,466            -
Write-off of investment in Eikos Acquisition
  Limited (note 3(a))                                       6,107,994    6,107,994            -
Write-off of ThemeWare note receivable (note 9(a))          3,791,524    3,791,524            -
Write-off of Graphics Technology note receivable
  (note 9(b))                                                 587,140      587,140            -
Equity losses (note 12)                                       754,945      754,945            -
-----------------------------------------------------------------------------------------------

Loss for the period                                 $      18,090,377  $17,024,522  $ 1,062,077
===============================================================================================

Basic loss per share                                $            1.75  $      0.84  $      0.08
===============================================================================================

See  accompanying  notes  to  consolidated  financial  statements.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Statements  of  Stockholders'  Equity
(Expressed  in  United  States  dollars)

Period  from  incorporation  on  May  31,  1994  to  March  31,  2001

=========================================================================================================================
                                                                                               Preferred       Common
                                                                                             shares to be   shares to be
                                                Common                Preferred               authorized     authorized
                                                shares    Par value    shares    Par value    and issued     and issued
-------------------------------------------------------------------------------------------------------------------------
June 14, 1994
  Shares issued for services                     100,000  $        1          -  $        -  $           -  $           -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1995                          100,000           1          -           -              -              -
July 31, 1995
  Shares issued                                   37,000           -          -           -              -              -
Net loss, year ended March 31, 1996                    -           -          -           -              -              -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                          137,000           1          -           -              -              -
Net loss, year ended March 31, 1997                    -           -          -           -              -              -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1997                          137,000           1          -           -              -              -
December 2, 1997
  Acquisition of equity of Thesseus in Eikos           -           -          -           -     7,177,500*              -
February 28, 1998
  Shares issued for services                     100,000           1          -           -              -              -
February 28, 1998
  Forward stock split 45:1                    10,428,000         105          -           -              -              -
Net loss, year ended March 31, 1998                    -           -          -           -              -              -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998                       10,665,000         107          -           -      7,177,500              -
September 30, 1998
  Eikos distributions                                  -           -          -           -     (370,462)*              -
October 7, 1998
  Change par value from $0.00001 to
  $0.001                                               -      10,558          -           -              -              -
Net loss, year ended March 31, 1999                    -           -          -           -              -              -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999, carried forward      10,665,000      10,665          -           -      6,807,038              -


=========================================================================
                                               Additional
                                                paid-in      Accumulated
                                                capital        deficit
-------------------------------------------------------------------------
June 14, 1994
  Shares issued for services                  $        99   $          -
-------------------------------------------------------------------------

Balance, March 31, 1995                                99              -
July 31, 1995
  Shares issued                                     3,700              -
Net loss, year ended March 31, 1996                     -           (100)
-------------------------------------------------------------------------

Balance, March 31, 1996                             3,799           (100)
Net loss, year ended March 31, 1997                     -              -
-------------------------------------------------------------------------

Balance, March 31, 1997                             3,799           (100)
December 2, 1997
  Acquisition of equity of Thesseus in Eikos            -              -
February 28, 1998
  Shares issued for services                           99              -
February 28, 1998
  Forward stock split 45:1                           (105)             -
Net loss, year ended March 31, 1998                     -           (100)
-------------------------------------------------------------------------

Balance, March 31, 1998                             3,793           (200)
September 30, 1998
  Eikos distributions                                   -              -
October 7, 1998
  Change par value from $0.00001 to
  $0.001                                           (3,793)        (6,765)
Net loss, year ended March 31, 1999                     -         (3,578)
-------------------------------------------------------------------------

Balance, March 31, 1999, carried forward                -        (10,543)

* The transactions prior to November 11, 1999 relate to the Company's acquisition of the equity of Thesseus in Eikos, and distributions from Eikos paid to Thesseus on the Company's behalf (note 3).

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)

Period  from  incorporation  on  May  31,  1994  to  March  31,  2001

============================================================================================================================
                                                                                                 Preferred        Common
                                                                                                shares to be   shares to be
                                                 Common                  Preferred               authorized     authorized
                                                 shares      Par value    shares    Par value    and issued     and issued
----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999, brought forward       10,665,000   $   10,665           -  $        -  $   6,807,038  $           -
September 14, 1999
  Cancellation of shares issued for services   (9,000,000)      (9,000)          -           -              -              -
September 16, 1999
  Forward stock split 2:1                       1,665,000        1,665           -           -              -              -
September 28, 1999
  Forward stock split 1.5:1                     1,665,000        1,665           -           -              -              -
November 10, 1999
  Eikos distributions                                   -            -           -           -     (214,544)*              -
November 11, 1999
  Shares issued on acquisition of
  CASA@Home, Inc. and
  Eikos Acquisition Limited                     3,500,000        3,500           -           -      6,592,494              -
December 29, 1999
  Shares issued - 50,000 for cash,
  200,000 for services                            250,000          250           -           -              -              -
December 30, 1999
  Stock dividend                                8,745,000        8,745           -           -              -              -
January 10, 2000
  Shares issued for services                       40,000           40           -           -              -              -
January 18, 2000
  Acquisition of investments in eCard
  Solutions, Inc. and InfoBase Direct
  Marketing Services, Inc. (2,000,000 shares)           -            -           -           -              -          2,000
January 24, 2000
  Payment for stock options                             -            -           -           -              -              -
February 14, 2000
  Shares issued for services                      125,000          125           -           -              -              -
Net loss, year ended March 31, 2000                     -            -           -           -              -              -
----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000, carried forward       17,655,000       17,655           -           -      6,592,494          2,000


=========================================================================
                                               Additional
                                                 paid-in     Accumulated
                                                 capital       deficit
-------------------------------------------------------------------------
Balance, March 31, 1999, brought forward       $         -  $    (10,543)
September 14, 1999
  Cancellation of shares issued for services         9,000             -
September 16, 1999
  Forward stock split 2:1                                -        (1,665)
September 28, 1999
  Forward stock split 1.5:1                              -        (1,665)
November 10, 1999
  Eikos distributions                                    -             -
November 11, 1999
  Shares issued on acquisition of
  CASA@Home, Inc. and
  Eikos Acquisition Limited                              -             -
December 29, 1999
  Shares issued - 50,000 for cash,
  200,000 for services                             124,750             -
December 30, 1999
  Stock dividend                                         -        (8,745)
January 10, 2000
  Shares issued for services                        19,960             -
January 18, 2000
  Acquisition of investments in eCard
  Solutions, Inc. and InfoBase Direct
  Marketing Services, Inc. (2,000,000 shares)    6,642,787             -
January 24, 2000
  Payment for stock options                        150,000             -
February 14, 2000
  Shares issued for services                        62,375             -
Net loss, year ended March 31, 2000                      -    (1,062,077)
-------------------------------------------------------------------------

Balance, March 31, 2000, carried forward         7,008,872    (1,084,695)

* The transactions prior to November 11, 1999 relate to the Company's acquisition of the equity of Thesseus in Eikos, and distributions from Eikos paid to Thesseus on the Company's behalf (note 3).

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated Statements of Stockholders' Equity (Continued)
(Expressed  in  United  States  dollars)

Period from incorporation on May 31, 1994 to March 31, 2001

=========================================================================================================================
                                                                                             Preferred         Common
                                                                                            shares to be    shares to be
                                            Common                  Preferred                authorized      authorized
                                            shares      Par value    shares    Par value     and issued      and issued
-------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000, brought forward  17,655,000   $   17,655           -  $        -  $   6,592,494   $       2,000
Shares issued to Thesseus International
  Asset Fund for Eikos Acquisition,
  eCard and InfoBase                       2,000,000        2,000   8,500,000       8,500     (6,592,494)         (2,000)
July 6, 2000
  Shareholder loan converted to B
    preferred stock                                -            -   1,000,000       1,000              -               -
September 22, 2000
  Issued Series D preferred stock                  -            -       1,300           1              -               -
  Retired common stock                      (300,000)        (300)          -           -              -               -
February 23, 2001
  Shares issued for services               5,000,000        5,000           -           -              -               -
February 26, 2001
  Shares issued for services               2,900,000        2,900           -           -              -               -
Net loss, year ended March 31, 2001                -            -           -           -              -               -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                   27,255,000   $   27,255   9,501,300  $    9,501  $           -   $           -
=========================================================================================================================


====================================================================
                                          Additional
                                            paid-in     Accumulated
                                            capital       deficit
--------------------------------------------------------------------
Balance, March 31, 2000, brought forward  $ 7,008,872  $ (1,084,695)
Shares issued to Thesseus International
  Asset Fund for Eikos Acquisition,
  eCard and InfoBase                        6,583,994             -
July 6, 2000
  Shareholder loan converted to B
    preferred stock                           999,000             -
September 22, 2000
  Issued Series D preferred stock             500,299             -
  Retired common stock                              -             -
February 23, 2001
  Shares issued for services                  395,000             -
February 26, 2001
  Shares issued for services                  229,100             -
Net loss, year ended March 31, 2001                 -   (17,024,522)
--------------------------------------------------------------------

Balance, March 31, 2001                   $15,716,265  $(18,109,217)
====================================================================

See  accompanying  notes  to  consolidated  financial  statements.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  dollars)

==========================================================================================================
                                                              Period from
                                                            incorporation on
                                                            May 31, 1994 to     Year ended     Year ended
                                                               March 31,         March 31,     March 31,
                                                                  2001             2001           2000
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Loss for the period                                    $     (18,090,377)  $(17,024,522)  $(1,062,077)
    Items not involving cash:
        Common shares issued for services                            814,700        632,000       182,500
        Payment of expense for stock options                         150,000              -       150,000
        Write-off of intellectual capital                              2,000          2,000             -
        Write-off of investment in eCard (note 3(b))               2,913,376      2,913,376             -
        Write-off of investment in InfoBase (note 3(d))              226,466        226,466             -
        Write-off of investment in Eikos Acquisition
          Limited (note 3(a))                                      6,107,994      6,107,994             -
        Write-off of ThemeWare note receivable (note
          9(a))                                                    3,791,524      3,791,524             -
        Write-off of Graphics Technology note receivable
          (note 9(b))                                                587,140        587,140             -
        Equity losses (note 12)                                      754,945        754,945             -
    Changes in non-cash operating working capital:
        Increase in interest receivable                             (181,664)      (181,664)            -
        Decrease (increase) in refundable deposits                         -        150,000      (150,000)
        Decrease (increase) in prepaids                               (2,262)        35,651       (37,912)
        Increase in accounts payable
          and accrued liabilities                                  1,295,406        839,626       455,779
    ------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                         (1,630,752)    (1,165,464)     (461,710)

Cash flows from investing activities:
    Notes receivable (notes 9(a) and (b))                         (4,197,000)    (4,197,000)            -
    Investment in eCard Solutions, Inc.                             (250,000)             -      (250,000)
    Distributions from Eikos Acquisition Limited                     486,000        337,500       148,500
    ------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                         (3,961,000)    (3,859,500)     (101,500)

Cash flows from financing activities:
    Notes payable                                                    326,570        (63,430)      390,000
    Issuance of common shares                                         28,700              -        25,000
    Issuance of preferred shares                                   1,500,000      1,500,000             -
    Notes payable, Starfish Group, LLC                             3,585,348      3,585,348             -
    Advances from related parties, net                               151,134         (7,648)      158,782
    ------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                      5,591,752      5,014,270       573,782
----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                -        (10,694)       10,572

Cash, beginning of period                                                  -         10,694           122
----------------------------------------------------------------------------------------------------------

Cash, end of period                                        $               -   $          -   $    10,694
==========================================================================================================

Supplementary  information  (note  9)

See  accompanying  notes  to  consolidated  financial  statements.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

1.   GENERAL:

     Emergent Financial Group, Inc. ("Emergent" or the "Company") was incorporated on May 31, 1994 under the laws of the State of Delaware in the United States of America (the "United States"). The Company changed its name from Inc.ubator Capital, Inc. effective as of the filing of an amended and restated certificate of incorporation on July 25, 2001.

     Emergent is an investor in technology-oriented alternative financial services companies. Specifically, management attempts to identify emerging payment technologies in the non-bank transaction processing and electronic payments industries. Card-based technologies and services such as specialized credit card, debit card, chip-embedded (or "smart") card, other stored-value cards and various point-of-sale technologies are the focal point of the investment strategy.

     The business plan is to invest in or acquire a limited number of such companies where there exist identifiable and immediate revenue streams and where multiple revenue streams can be generated from each location where the Company's software is installed. Revenue is, or will be, primarily derived from receiving a fee for providing basic financial services such as cash remittance, cheque cashing, cash advances, specialized debit cards or prepaid telecommunications services. The Company seeks businesses that have developed both proprietary technology as well as ones employing widely available systems. A prerequisite investment criterion is that the prospective electronic payments business plan has a fee-based revenue model with no, or minimal, continuing credit or transaction risk exposure.

     The Company's business strategy is to generate recurring fee-based revenue by developing a broad base of customers who access our services in familiar and convenient third-party retail locations. As the Company has not generated significant revenues from these activities since its incorporation, it is considered for financial reporting purposes to be a development stage enterprise. Being a development stage enterprise does not impact the accounting principles applied.

2.   SIGNIFICANT  ACCOUNTING  POLICIES:

     (a)  Going-concern  assumption:

          These financial statements have been prepared in accordance with generally accepted accounting principles in the United States that are applicable to a going concern, which assume that the Company will continue its operations and be able to satisfy its obligations as they come due through fiscal 2001. As at March 31, 2001, the Company has a working capital deficiency of $5,356,196, incurred a loss during the 2001 fiscal year of $17,024,522 and has not generated a profit since incorporation. Future operations of the Company depend upon the continued financial support of stockholders and common controlled companies. Management is of the opinion that the going concern assumption is appropriate, and is currently evaluating different alternatives to increase the Company's capital. As disclosed in note 16, subsequent to March 31, 2001, the Company has taken certain steps to provide additional capital to finance operations.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (b)  Principles  of  consolidation:

          The various interests that the Company acquires in its investee companies are accounted for under one of the following three methods as appropriate in the circumstances: consolidation, equity method and cost method. The applicable accounting method is generally determined by the Company's voting interest in each company.

          These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Shanecy Holdings, Inc. ("SHI"), Eikos Acquisition Limited ("EAL") and CASA@Home, Inc. ("CASA"). Companies in which the Company directly or indirectly owns more that 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, an investee company's results of operations are reflected within the Company's consolidated statement of operations, and inter-company accounts and transactions are eliminated. Participation of other stockholders in the earnings or losses of a consolidated investee company that is not wholly owned will be reflected in the caption "minority interest" in the Company's consolidated statement of operations. Minority interest adjusts the Company's consolidated earnings (loss) so that they only reflect the Company's share of the earnings or losses of the consolidated investee company.

          Investee companies whose results are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee company depends on an evaluation of several factors, including representation on the investee company's board of directors and ownership percentage, which is generally a 20% to 50% interest in the voting securities of the investee company, including voting rights associated with the Company's holdings of common, preferred and other convertible instruments in the investee company. Under the equity method of accounting, the investee company's accounts are not reflected within the Company's consolidated financial statements; however, the Company's share of the earnings or loss of the investee company are reflected in the caption "equity income (loss)" in the consolidated statement of operations. The Company's investees accounted for under the equity method have December 31 fiscal year ends, and accordingly in the Company's annual consolidated financial statements it will record the investees' results of operations based on their fiscal year ended immediately preceding March 31. The excess of cost over net assets acquired for equity accounted investments will be amortized to earnings on a straight-line basis over ten years.

          Investee companies not accounted for under the consolidation or equity method are accounted for under the cost method of accounting. Under this method the carrying value of long-term investments is cost unless there is a permanent impairment in value. The Company's share of the earnings of such companies will only be included in the consolidated statement of operations to the extent of dividends received from post-acquisition retained earnings of the investee company.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (c)  Measurement  uncertainty:

          Financial statements prepared in conformity with accounting principles generally accepted in the United States require management to make estimates and assumptions that can affect the reported amounts of assets and liabilities and the disclosure of contingencies as at the date of the balance sheet, and the revenue and expenses recognized in the period. Assumptions underlying asset valuations are limited by the availability of reliable data and the uncertainty of predictions concerning future events. By their nature, asset valuations include a subjective element. Accordingly, amounts actually realized or incurred may vary from recorded amounts.

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

     (f)  Earnings  (loss)  per  share:

          Basic per share amounts are calculated based on the weighted average number of shares outstanding and give retroactive effect to stock splits, stock dividends and share cancellations to the beginning of the periods presented. Net earnings (loss) per share ("EPS") is computed using the weighted average number of common shares outstanding during the year of 20,275,000 (2000 - 13,272,616; from incorporation on May 31, 1994 to March 31, 2001 - 10,326,946). Fully diluted earnings (loss) per share has not been disclosed as the effect of the exercise of options, warrants and the conversion of convertible preferred shares would be anti-dilutive.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (g)  Stock  options:

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying shares exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for stock options granted to employees and directors, and has adopted the disclosure requirements of SFAS No. 123. For options granted to others, compensation cost will be recognized equal to the fair value of the options at the date of grant.

     (h)  Cash  and  cash  equivalents:

          For the purpose of the statements of cash flows, all highly liquid investments with an initial term to maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as at March 31, 2001, 2000 or 1999.

     (i)  Income  taxes:

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is considered unlikely that a deferred tax asset will be realized, a valuation allowance is provided.

          The Company, SHI and CASA are subject to taxation in the United States. EAL is subject to taxation in the country of its domicile, the Isle of Man.

     (j)  Foreign  currency:

          Monetary items denominated in a foreign currency are translated into United States dollars, the Company's functional currency, at exchange rates in effect at the balance sheet date, and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenue and expenses are translated at rates in effect at the time of the transactions. Foreign exchange gains and losses are included in income.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (k)  Comparative  figures:

          Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.

3.   INVESTMENTS:

=================================================================================
                                                           2001          2000
---------------------------------------------------------------------------------
Cost recovery basis of accounting:
    Eikos                                         (a)  $         -   $  6,445,494

Equity basis of accounting:
    eCard Solutions, Inc. preferred shares:
        Series A                                  (b)    3,000,000      6,276,996
        Series B                                  (b)            -      1,000,000
    InfoBase Direct Marketing Services, Inc.      (c)            -        367,791
    -----------------------------------------------------------------------------
                                                         3,000,000      7,644,787
---------------------------------------------------------------------------------

                                                       $ 3,000,000   $ 14,090,281
=================================================================================

     As at March 31, 2001, all of the above investments are accounted for by the cost method. These investments were acquired from Thesseus International Asset Fund N.V. ("Thesseus"), (with the exception of the eCard Solutions, Inc. Series B preferred shares), and were transferred at the book values previously recorded by Thesseus. Thesseus is considered a related party by virtue of two Company directors also being, directly and indirectly, stockholders of Thesseus.

     (a)  Eikos:

          The Company, through its wholly owned subsidiary EAL, holds a 49.5% interest in Eikos.

          On November 11, 1999, the Company acquired 100% of EAL from Thesseus in exchange for 1,500,000 common shares and 8,500,000 convertible preferred shares (subject to adjustment for anti-dilution upon conversion) to be issued immediately after the Company's Articles of Incorporation are amended to authorize the Company to issue preferred shares. Such amendment occurred June 1, 2000. Each preferred share is convertible into one common share of the Company.

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

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

3.   INVESTMENTS  (CONTINUED):

     (a)  Eikos  (continued):

          The MBDA entitles Eikos to receive payments generally equal to five percent of certain monthly "performing" credit card production of TCS. The aggregate payments to Eikos under the terms of the MBDA, as amended, are limited to a maximum of $24,000,000. Approximately $1,700,000 of this amount had been paid prior to the Company's acquisition of EAL.

          As amended September 1, 1998, the MBDA obligates TCS to pay Eikos a monthly royalty payment of $75,000 in cash from June 1, 1999 through May 31, 2005, plus an additional $22,500 cash or, at the option of TCS, $25,000 in performing credit card receivables with provision for a final balloon payment within 90 days of May 31, 2005.

          The monthly payment is accounted for on a cost recovery basis with the value of the investment in Eikos reduced for all payments received (see note 2(d)). Eikos is administered by a brother of the Company's President. Pursuant to an administration agreement dated August 31, 1998, The Administrator has the right to determine the amount and timing of any distributions that may be made to the members of Eikos.

          As previously disclosed in the 10Q, the Company was in default on certain debt obligations incurred from the Starfish Group, including a note from the Daimyo Group (note 5). The notes were secured by a first lien on the assets of the Company, including its wholly owned subsidiary, EAL. On February 17, 2001, the Daimyo Group exercised its rights pursuant to the note to foreclose on the collateral, as a remedy set forth in Section 6 of the note; all of the debtor's rights title and interest in and to 100 sales of common stock in Eikos Acquisition Limited, an Isle of Man corporation.

          Public notice was given as published in a national newspaper and on February 26, 2001, a public sale was conducted. Daimyo being the sole bidding party, all of debtor's rights, title and interest in and to 100 shares of stock in Eikos Acquisition Limited was purchased in consideration for the outstanding indebtedness, which represented a bid price of $500,000. As a result, the Company has written off the investment in EAL in the amount of $6,107,994.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

3.   INVESTMENTS  (CONTINUED):

     (b)  eCard  Solutions,  Inc.:

          On January 18, 2000, the Company acquired, through a wholly owned subsidiary, Shanecy Holdings, Inc. ("SHI"), 400 preferred shares in eCard Solutions, Inc. ("eCard", formerly Brunswick Capital Partners, Inc.), convertible into 40% of the common stock of eCard. This interest, together with a preferred share interest in InfoBase Direct Marketing Services, Inc. ("InfoBase") (note 3(c)), was acquired from Thesseus through a merger, effective January 11, 2000, between SHI and a subsidiary of Thesseus, for which the Company agreed to issue 2,000,000 common shares to Thesseus. The initial purchase agreement was revised to provide that delivery of the 2,000,000 shares would not be required until the filing and effectiveness of an amended and restated certificate of incorporation with the Secretary of the State of Delaware to increase the Company's authorized capital, which occurred on June 1, 2000. The investment was transferred at the book value previously recorded by Thesseus of $6,276,996.

          eCard is a national, specialty financial services company that uses proprietary database mining, marketing techniques, automated systems and information technology to issue credit cards to moderate-income consumers. eCard manages the resulting portfolio of accounts in an attempt to ensure that they remain in a performing status.

          In a recapitalization effected on March 13, 2000, eCard created two separate series (A and B) of preferred shares. The 400 shares purchased on January 18, 2000 were reclassified as Series A preferred shares. The Company acquired 1,000,000 Series B preferred shares in eCard for $1,000,000, to be paid in four equal instalments of $250,000 on March 13, April 13, May 12 and June 12, 2000. $750,000 remains as a note payable at year end. On May 24, 2000, eCard delivered the Company a notice of default on its obligation. As at March 31, 2001, none of the remaining instalment payments on the note have been made and the shares and initial investment are subject to forfeiture under the Company's agreement with eCard, although management has indicated an intention, on the part of both parties, to renegotiate the terms of the Company's investment commitment. Subsequent to March 31, 2001, renegotiations to the terms of the Company's investment commitment with eCard were not successful. The Company has determined to write-off the investment net of the unpaid balance of the note.

          In addition, subsequent to March 31, 2001, Management determined that the carrying value of eCard's Series A was impaired and agreed, after consulaton with its auditors, to record a write-down of its carrying valuefrom $5,663,376 to $3,000,000, which resulted in a loss of $2,663,376 or $0.13 per share.

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

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

          option of the Company, be converted into 20% of eCard's outstanding common shares, on a fully-diluted basis.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================
3.   INVESTMENTS  (CONTINUED):

     (b)  eCard  Solutions,  Inc.  (continued):

          Effective December 31, 2000, eCard entered into a transaction with Junum Incorporated ("Junum") wherein eCard sold to Junum its inventory of non-performing debt (the "Receivables") containing approximately 189,000 individual accounts with a face value of $352,000,000, as well as certain intellectual property and business systems relating to the conversion of non-performing receivables into performing receivables. The above transactions were completed pursuant to an Asset Purchase Agreement, dated as of December 31, 2000, by and between eCard and Junum. The purchase price of the assets was $5,100,000, payable in the form of 5,100 shares of the Junum's series C preferred stock (the "Preferred Stock").

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

          Net Collections means the amount of all balance transfers arising from conversion of debts constituting a part of the Receivables, plus the amount of actual cash collections received by the Company in satisfaction of any portion of the Receivables that are not considered balance transfers, less (i) all direct operating costs of the Company relating to the collection or conversion of the Receivables. A
          "balance transfer" refers to the amount of debt agreed to be transferred to a new credit card issued by or through the Company, and for which the Company or its agent receives at least one cash payment from the debtor.

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

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

3.   INVESTMENTS  (CONTINUED):

     (b)  eCard  Solutions,  Inc.  (continued):

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

          The financial statements of eCard prepared by management (a Development Stage Enterprise) as at December 31, 2000 show total stockholders' equity of approximately $4,700,000, total liabilities of approximately $730,000 and total assets of approximately $5,400,000, substantially all of which is represented by the investment in Junum Inc. Stockholders' equity is net of a deficit of approximately
          $1,752,000 accumulated during the development stage. eCard has a working capital deficiency of $14,656, a loss for its 2000 fiscal year of $510,000 and has not generated profit since incorporation. Future operations of eCard depend on the continued financial support of stockholders (including Emergent) and common controlled companies.

     (c)  InfoBase:

          On January 18, 2000, the Company acquired, through SHI, 4,900 preferred shares in InfoBase convertible into a 49% participating interest. This interest, together with a preferred share interest in eCard (note 3(b)), was acquired from Thesseus through a merger, effective January 11, 2000, between SHI and a subsidiary of Thesseus, for which the Company agreed to issue 2,000,000 common shares to Thesseus. The initial purchase agreement was revised to provide that delivery of the 2,000,000 shares would not be required until the filing and effectiveness of an amended and restated certificate of incorporation with the Secretary of the State of Delaware to increase the Company's authorized capital, which occurred on June 1, 2000. The investment was transferred at the book value previously recorded by Thesseus of $367,791.

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

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

3.   INVESTMENTS  (CONTINUED):

     (c)  InfoBase  (continued):

          At June 30, 2000, the carrying value of the investment was $226,466. InfoBase's ability to carry out its business plan is dependent on receiving additional investments from the Company. During the third quarter, management decided that no additional investment should be made in InfoBase. As a result, the Company has written off the investment at the June carrying value. In addition, the Company carries in its accounts receivable $53,190 that is due from an officer of InfoBase. It has been determined that the receivable is uncollectible and it was also been written off at year end.

4.   NOTES  PAYABLE:

     Notes payable are unsecured, bear interest at 8% per annum payable on maturity and are repayable on April 27, 2001. $290,000 of these notes are payable to stockholders of the Company.

     The Company was unable to repay the notes when they matured and is now in default under the terms and conditions of the notes. Negotiations are underway to remedy the effects of the default. Pursuant to a restructuring plan authorized by the Board on July 18, 2001, management is attempting to negotiate new terms that would result in the default being cured. The Company is seeking to exchange debt for equity but there is no assurance that this effort will be successful.

5. NOTE PAYABLE TO STARFISH GROUP, LLC, GRAYBOX, LLC, THE DAIMYO GROUP, INC., COLLECTIVELY "STARFISH":

     Since the second quarter the Company has received advances from Starfish totaling $3,585,348. The principal balance, together with interest at 10% per annum, is repayable in full on December 31, 2000. While this note is outstanding, the Company is restricted from obtaining any debt, equity or other financing unless it is applied to the repayment of this note. As security for this note, the Company has granted Starfish a security interest in all of the Company's existing assets as well as, during the term of the Agreement, in any subsequently acquired stock, debt or equity interest in any other corporation. For a period of one year from the date of an event of default (as defined), the Starfish will have the right to convert amounts owing under the note into the most senior class of Preferred Stock of the Company that is convertible into common stock of the Company, as determined by the sole discretion of the Starfish, which common stock must then be registered pursuant to the Securities Act of 1933 within 90 days of the conversion. Upon default, for each $1,000,000, and on a pro-rata basis for any amount less than $1,000,000, the lender would be entitled to common stock equal to 5% of the Company's then outstanding common stock calculated on a fully diluted basis.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

5. NOTE PAYABLE TO STARFISH GROUP, LLC, GRAYBOX, LLC, THE DAIMYO GROUP, INC., COLLECTIVELY "STARFISH" (CONTINUED):

     Starfish Group, LLC is a Nevada limited liability company owned by a group of investors, none of whom are officers or directors of the Company. A Director of the Company has provided a personal guarantee of $1,00,000 to a non-related provider of funds to Starfish. The Daimyo Group, Inc. is a Nevada corporation owned by a group investors none of whom are officers or Directors of the Company. Graybox, LLC is a Nevada limited liability company owned by a group of investors, none of whom are officers or directors of the Company.

     The Company was unable to repay the Starfish notes when they matured on December 31, 2000 and is now in default under the terms and conditions of the notes.

     On January 19, 2001, The Starfish Group, LLC presented a Notice of Default Under Promissory Note on monies loaned to the Company. Upon default under the note, the Company had 15 days within which to cure the default and that if the Company does not cure the default within 30 days, the holder has the right to seek the remedies set forth in the note.

     On February 17, 2001, The Daimyo Group exercised its right, under the note, to foreclose on the following collateral, as a remedy set forth in Section 6 of the note; all of Debtor's right, title and interest in and to one hundred (100) shares of common stock, in Eikos Acquisition Limited, an Isle of Man corporation (note 3(a)).

     On July 3, 2001, Multivest LLC, an unrelated company, acquired all right, title and interest to the notes referred to collectively as the "Starfish Notes' owed by the Company. They also agreed to a forbearance of the default pursuant to the terms of the notes and are taking no current action or remedy. The Company is currently in negotiations to convert all, or substantially all, the debt to equity. However, there can be no assurance that these negotiations will be successful. Should Multivest LLC exercise its rights under the notes and security interests granted, the Company would be not be able to continue as a going concern.

6.   PREFERENCE  SHARES:

     (a)  Series  A:

          At March 31, 2001, the Series A convertible preferred shares are not entitled to receive dividends.

     (b)  Series  B:

          On May 30, 2000, the Company received a loan from a shareholder who is a brother of a director of the Company. The loan bore interest at 8% payable quarterly in arrears commencing September 1, 2000 and principal was to be payable in full on July 1, 2001. Subsequently, on July 7, 2000, the shareholder converted this loan into 1,000,000 non-voting, non-redeemable, ,Series B, 8% cumulative preferred shares in return for 50,000 two- year warrants each entitling the holder to acquire one common share for $2.50. The preferred shares are convertible into 250,000 common shares, subject to anti-dilution provisions.

          At March 31, 2001, the Series B preferred shares have undeclared dividends of $58,740

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

6.   PREFERENCE  SHARES:

     (c)  Series  C:

          On October 8, 2000, the Board authorized the creation of Series C preferred shares. As at March 31, 2001, no class C preferred shares have been issued.

     (d)  Series  D:

          On September 22, 2000, the Company created and issued 1,300 Series D Preferred Shares with a stated value of $1,000 each, which are generally non-voting and not entitled to dividends, for $500,000 cash plus the return of 300,000 then, outstanding Common Shares of the Company. The Series D Preferred Shares are convertible at any time, in an amount equal to the stated value of the Series D Preferred Shares together with an Additional Amount calculated on a daily basis at a rate of 4.5% per annum, into Common Shares of the Company based on a value of 80% of the then current market value of the Company's Common Shares, to a maximum of $1.50 per Common Share. At any time after the first anniversary of their issuance, the Company may redeem each Class D Preferred Share at a price equal to the greater of $1,400 plus the Additional Amount and the market price of the Common Shares into which such Class D Preferred Share could then be converted.

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

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

7.   STOCK  OPTIONS  AND  WARRANTS  (CONTINUED):

     (a)  Stock  Option  Plan  (continued):

          The following table summarizes the status of options outstanding under the Plan:

          ======================================================================
                                               Stock options         Weighted
                                                outstanding        average price
          ----------------------------------------------------------------------
          Outstanding, April 1, 1999 and 2000     10,500,000      $         0.42
          Granted during 2001                              -                   -
          Exercised during 2001                            -                   -
          Forfeited during 2001                            -                   -
          ----------------------------------------------------------------------

          Outstanding, March 31, 2001             10,500,000      $         0.42
          ======================================================================

          Exercisable, March 31, 2001             10,500,000
          ======================================================================

          The following table provides details of options outstanding at March 31, 2001:

========================================================================================
                   Number                                      Number
                 Outstanding    Weighted                     Exercisable
Range of          March 31,   average life      Weighted      March 31,      Weighted
exercise price      2001        remaining    average price      2001      average price
---------------  -----------  -------------  --------------  -----------  --------------
                                 (years)
0.04 to $0.045    8,500,000            3.6  $        0.045    8,500,000  $        0.045
2.00              2,000,000            8.5            2.00    2,000,000            2.00
---------------  -----------  -------------  --------------  -----------  --------------

                 10,500,000            4.5  $         0.42   10,500,000  $         0.42
========================================================================================

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

          On July 18, 2001, the board of directors voted unanimously to rescind the 1999 company stock option plan, which generally provided for up to 15,000,000 options to be issued.

     (b)  Other  options:

          The Company has issued options to an unrelated party, which is not covered by the 1999 Stock Option Plan, for consideration of $150,000. These options were granted on January 24, 2000, are for 500,000 common shares, have an exercise price of $7.00 and are exercisable for two years from the date of grant.

          On July 18, 2001, the Board of Directors voted unanimously to rescind all other options, of which none has been exercised to date.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

7.   STOCK  OPTIONS  AND  WARRANTS  (CONTINUED):

     (c)  Warrants  to  purchase  shares:

          On February 4, 2000, the Company signed an Investment Banking Agreement with Donner Corp. Pursuant to this agreement the Company issued, on February 8, 2000, 12,500 warrants to purchase common shares at $12.00 per share. The agreement also stipulated the issuance of three additional tranches as follows:

          - 12,500 warrants exercisable at $14.00, to be issued immediately after the first day that the Company's Common Stock closes at or above $25.00; and

          - 12,500 warrants exercisable at $16.00, to be issued immediately after the first day that the Company's Common Stock closes at or above $35.00; and

          - 12,500 warrants exercisable at $18.00, to be issued immediately after the first day that the Company's Common Stock closes at or above $45.00.

          All of the warrants covered by this agreement are no longer exercisable after November 1, 2003.

          On May 12, 2000, in consideration for obtaining a listing on the Frankfurt Stock Exchange and for ongoing long-term market making sponsorship services, the Company issued Berliner Reiverkehr warrants to purchase 200,000 shares of its Common Stock, with an exercise price of $7.00 per share, for a two-year term commencing on May 12, 2000.

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

          On July 18, 2001, the Board of Directors voted unanimously to rescind all outstanding warrants, of which no warrants were exercised to date.

8.   RELATED  PARTY  BALANCES  AND  TRANSACTIONS:

     (a) Amounts receivable from/payable to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

     (b) The Company was charged $205,644 (2000 - $70,565) in administration fees by Thesseus Services Ltd., a wholly owned subsidiary of Thesseus.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

9.   NOTES  RECEIVABLE:

     (a)  ThemeWare:

          On May 22, 2000, the Company entered into a term sheet to acquire all of the outstanding capital stock of ThemeWare Corporation ("ThemeWare") in exchange for $135,000,000 of the Company's common stock and a commitment to invest a total of $5,000,000 in ThemeWare, of which $1,000,000 was invested upon signing the term sheet on June
          2, 2000. A further $1,000,000 was to be invested on the signing of definitive agreements, which was to take place in August 2000, and $1,000,000 is to be invested upon the Securities and Exchange Commission's declaration that the registration statement on Form S-4 concerning this transaction is effective. The final $2,000,000 is to be invested within twelve months of the closing of the transaction.

          On August 25, 2000, the definitive agreements were signed. Subsequently, the date for the investment payment that was due on signing was modified by letter agreement and $1,500,000 was advanced in accordance with the modification. As at March 31, 2001, the Company has advanced a total of $3,627,000. In return, ThemeWare executed a promissory note in favor of the Company. The note bears interest at 8%, with both principal and interest payable on demand. As the note is to be converted to equity on closing of the acquisition, it has been classified as a long-term asset in the accompanying consolidated balance sheet.

          During the second quarter, operational results at ThemeWare deteriorated significantly and as a result, ThemeWare requested funding from the Company beyond that which was required under the terms of its definitive purchase agreement.

          During the fourth quarter, ThemeWare significantly curtailed its operations and released all but 11 of its 93 employees. The Company continued to seek financing for ThemeWare during this period, but was unsuccessful. Subsequent to the year-end, Jason Galanis, then acting only as a director, arranged for certain unsecured financing to be provided to ThemeWare from a third party.

          Subsequent to March 31, 2001, the operations of ThemeWare continued to deteriorate and, as a result, the Company no longer has reasonable assurance that ThemeWare will continue as a going concern. As a result, the Company has determined that no additional advances should be made to ThemeWare and that the Company's note receivable should be written off. Accordingly, the principal of the note in the amount of $3,627,000 plus accumulated interest of $164,524 as of March 31, 2001 has been determined uncollectible and it has been written off at year end.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

9.   NOTES  RECEIVABLE  (CONTINUED):

     (b)  Graphics  Technology,  Inc.  ("GTIX"):

          On November 20, 2000, the Company entered into an agreement with Graphics Technology, Inc. ( GTI") formerly known as Virtual Technology Corporation ( VTC") and GTI Acquisition Corporation ("GTI"), both Minnesota corporations, referred to collectively as GTIX, under which the Company agreed to provide GTIX with credit financing up to $570,000 for general corporate purposes and to assume liability for the payment of certain of existing indebtedness of GTIX and/or its affiliates. The credit financing is evidenced by a Credit Agreement (the "Agreement"), which includes all necessary documentation to provide the Company a perfected security interest in all of the assets of GTIX. As of March 31, 2001, the Company has provided $570,000 in credit financing to GTIX under the Agreement.

          On December 20, 2000 GTIX filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Minnesota, in order to facilitate restructuring its business. The Company is a first position creditor in the reorganization proceeding and is currently discussing with GTIX various options with regard to its restructuring so as to protect the Company's advances and facilitate GTIX's transition into a business-to-business wholesale technology provider.

          During the fourth quarter, the Company determined that GTIX's various restructuring options were unlikely to result in any material recovery for the Company and so the recovery of the Company's advances were no longer assured. Therefore, the Company has written-off the note receivable. Additionally, the Company carries in its Interest Receivable $17,140 as of March 31, 2001. It has also been determined that the receivable is uncollectible and it has been written off.

10.  INVESTMENT  IN  CASA@HOME.COM  INC.  ("CASA"):

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

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

11.  INCOME  TAXES:

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

     The MBDA provides that Eikos is to provide certain consumer debt portfolio acquisition and financing services to TCS, outside the United States, and that Eikos is to treat income received under the MBDA as a distribution from an entity taxed as a partnership. It is possible that the United States Internal Revenue Service could assert that such income is income effectively connected to the United States. In the opinion of management of the Company, the outcome of such assertion is not determinable at this time. However, the Company intends to treat any income from Eikos as exempt from United States taxation because it is earned in connection with the operations of Eikos outside the United States. There is no provision for income taxes for the period ended March 31, 2001. The Company has loss carry forwards of approximately $13,700,000.

================================================================================
                                                             2001        2000
--------------------------------------------------------------------------------

Future income tax asset related to loss carry forward    $4,658,000    $295,000
Valuation  allowance                                      4,658,000     295,000
--------------------------------------------------------------------------------

Future  income taxes per financial statements            $        -    $      -
================================================================================

12.  EQUITY  LOSSES:

eCard Solutions, Inc. ("eCard") incurred losses of $509,833 for the twelve months ended December 31, 2000 including $129,016 in the fourth quarter. This amount, along with amortization of the excess of cost over net assets acquired for the twelve months of $103,786, including $25,947 in the fourth quarter, is reflected in equity losses in the consolidated statements of operations. Commencing April 1, 2000, a total excess of $1,037,863 is being amortized over ten years.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

12.  EQUITY  LOSSES  (CONTINUED):

     InfoBase Direct Marketing Services, Inc. ("InfoBase") incurred losses of $113,741 for the period up to which the Company wrote off the investment in InfoBase (note 3(c)). This amount along with amortization of the excess of cost over net assets acquired for the twelve months of $27,584, is reflected in equity losses in the consolidated statements of operations. Commencing April 1, 2000, a total excess of $367,791 is being amortized over ten years.

13.  SUPPLEMENTARY  CASH  FLOW  INFORMATION:

======================================================================================================
                                                            Period from
                                                          incorporation on
                                                              May 31,
                                                              1994 to        Year ended    Year ended
                                                             March 31,        March 31,    March 31,
                                                                2001            2001          2000
------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
    Common shares issued to unrelated parties on
      acquisition of CASA (note 3)                       $           2,000   $         -  $     2,000
    Common shares issued to Thesseus on
      acquisition of EAL (note 4(a))                                 1,500             -        1,500
    Eikos distributions received by Thesseus on behalf
      of the Company                                               585,006             -      214,544
    Preferred shares to be authorized and issued to
      Thesseus on acquisition of EAL                             6,592,494             -    6,592,494
    Common shares issued for services *                            184,500       632,000      182,500
    Common shares to be authorized and issued to
      Thesseus on acquisition of investments in
      eCard and InfoBase                                         6,644,787             -    6,644,787
    Note payable to eCard for investment in Series B
      preferred shares                                            (750,000)            -     (750,000)
======================================================================================================

*  Net  of  cancellation.

14.  COMMITMENTS:

     During the third quarter of fiscal 2001, the Company and Graybox, LLC ("Graybox") mutually agreed to a termination of the Consulting Agreement entered into with Graybox in August 2000.

     Also during the third quarter of fiscal 2001, the Company's Board of Directors determined that it was in the Company's best interests to authorize the negotiation of Consulting Agreements with Mr. Steven Antebi ("Antebi"), an individual residing in the state of California, and Mr. David Bergstein, the Managing Member of Graybox ("Bergsteinj'), an individual residing in the state of California, and all transactions contemplated by such agreements. A principal component in Mr. Antebi's and Mr. Bergstein's Consulting Agreements will the issuance to each of them of that number of shares which will equal 9.9% of the Company's issued and outstanding common stock shares after giving effect to such share issuance and filing of SEC Form S-8 Registration Statements in connection therewith.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

14.  COMMITMENTS  (CONTINUED):

     On February 23, 2001, the Company issued 2,500,000 shares of common stock to each Mr. Antebi and Mr. Bergstein pursuant to the Consulting Agreements. As of August 9, 2001, neither Mr. Antebi nor Mr. Bergstein currently performs consulting services for the Company.

15.  CONTINGENCIES:

     (a)  eCard:

          Subsequent to March 31, 2001, renegotiations to the terms of the Company's investment commitment with eCard were not successful. The Company has determined to write-off the investment net of the unpaid balance of the note.

     (b)  Legal  action:

          On August 24, 2000, a legal action was commenced against the Company by Incubator Capital Group, LLC ("ICGL") in the United States District Court for the Southern District of New York. The claims are purportedly based on the trademark rights of ICGL, for the Company's use of the name "Incubator Capital" and its use of the domain name "www.incubatorcapitalcorp.com". ICGL has filed a complaint that includes causes of action for False Designation of Origin, Unfair Competition, Federal Dilution, State Dilution and Deceptive Acts and Practices, which seeks injunctive relief and damages in an unspecified amount. This matter is in its early stages, as the Company and ICGL currently are in dispute regarding procedural issues, whereby the Company claims that is was not property served with a summons and complaint. ICGL has taken the position that service was effected, and that it will seek a default judgment for failure to file a responsive pleading.

          Currently the Company has abandoned the use of the name Incubator Capital. Management believes that this litigation will be settled in the near future.

16.  SUBSEQUENT  EVENTS:

     (a)  Reorganization:

          On July 18, 2001, the Board of Directors met and unanimously elected Jason Galanis as President and CEO and, at the conclusion of the meeting, Chairman and CEO Harry Weitzel tendered his resignation along with director Pilallis. On August 2, 2001, holders of a majority of the issued and outstanding Common Stock approved certain actions by written consent including a name change to Emergent Financial Group and a 1 for 30 stock split. The Board of Directors unanimously approved the action on July 18, 2001.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

16.  SUBSEQUENT  EVENTS  (CONTINUED):

     (b)  Acquisition  of  Keycom  Inc.

          On June 11, 2001, the Company sold an aggregate of 150 Units, for a purchase price of $1,000 per unit, to X-telligence Inc. Each Unit consists of 6,666 shares of the Company's Common Stock, and a five-year warrant to purchase up to 6,666 shares of the Company's Common Stock at an exercise price equal to $0.15 per share. The Units and warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits. The proceeds were used to fund an investment made by the Company in Keycom.


          On June 12, 2001, the Company purchased a one-year option in consideration for a one-time non-refundable $150,000 payment, the Option Payment, to acquire Keycom for a fixed price. The option was exercised on July 19, 2001 by the delivery of the Series E preferred stock pursuant to the Agreement and Plan of Reorganization dated July 19, 2001.

          On Jul 19, 2001, the Company consummated the acquisition of 100% of the capital stock of Keycom Inc., located in Westlake Village, California for an aggregate purchase price of $25,000,000. The purchase price was paid by issuance of 250,000 shares of the Company's of Series E preferred stock with a face value of $100 per share. Keycom has developed proprietary transaction processing software called Xtrans which enables data communication with existing merchant credit card terminals in order to receive, record and dispatch small balance cash transactions internationally.

          On July 31, 2001 Thesseus International Asset Fund, an entity, which a director and the CEO of the Company has a significant beneficial ownership, executed a Subscription Agreement with the Company to purchase up to 650 Units, for a purchase price of $1,000 per unit. Each Unit consists of 6,666 shares of the Company's Common Stock, and a five-year warrant to purchase up to 6,666 shares of the Company's Common Stock at an exercise price equal to $0.15 per share. The Units and warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits. As of August 7, 2001, a total of $400,000 of the $650,000 purchase price had been was received by the Company. The proceeds were used to fund an investment made by the Company in Keycom.

          On August 7, 2001 Thesseus International Asset Fund executed an agreement with the Company to pay a fee of $100,000 as additional consideration for modification of certain terms and clarification of other terms in regards to the Series A preferred shares issued on November 11, 1999, including granting two-for-one voting rights to the holders of the Series A Preferred Stock, on an as converted basis, a requiring a 75-day notice period prior to conversion. The fee was paid to the Company and proceeds were disbursed by the investor to Keycom for the benefit of the Company, as described below.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

16.  SUBSEQUENT  EVENTS  (CONTINUED):

     (b)  Acquisition  of  Keycom  Inc.  (continued):

          On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with Keycom, the Company used $500,000 of the proceeds obtained from the Thesseus investments to acquire $500,000 Zero-Coupon Participating Convertible Debt Certificates. The debt certificates entitle the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity. Keycom received the $500,000 on August 7, 2001.

     (c)  ThemeWare:

          During the month of May 2001 X-telligence, Inc. a Colorado corporation loaned the Company a total of $350,000. The proceeds were primarily used by the Company to sustain the operations of ThemeWare, certain key vendors and certain contractors deemed necessary by the Company and the lender to maintain the integrity of the remaining operations representing the ThemeWare investment. In particular, proceeds were used to support fulfillment activities on a national scale product order with Staples Inc, a leading national office supply store. The capital was received as a bridge loan to Emergent pursuant to a secured convertible promissory note dated June 1, 2000 and disbursement instructions were provided to direct the loan proceeds to various entities. The note is payable at 15% interest and matures in 90 days. The lender has default remedies that include the right to purchase up to 5% of the Company.

     (d)  Heritage  West  Group  of  Companies:

          On Augst 1, 2001, the Company has entered into a Financial Advisory Agreement with Heritage West Securities to provide investment banking advice and related mergers and acquisition professional services. The agreements for a one-year engagement and generally provides for fees to be paid upon consummation of acquisitions or financings.

          On August 7, 2001, the Company sold an aggregate of 50 Units, for a purchase price of $1,000 per unit, to Heritage West Holdings. Each Unit consists of 6,666 shares of the Company's Common Stock, and a five-year warrant to purchase up to 2,000 shares of the Company's Common Stock at an exercise price equal to $0.15 per share. The Units and warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits. The proceeds of the subscription were disbursed directly to KPMG for payment of services for the Company.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

16.  SUBSEQUENT  EVENTS  (CONTINUED):

     (e)  Other:


          During the month of July 2001, The Company had no source of liquidity, so Jason Galanis, the new President and CEO loaned the Company $50,000 for accounting and other related services pursuant to a senior convertible promissory note. The note is payable at 15% interest and matures in 90 days.

          On August 1, 2001, the company entered into a Letter of Intent with an underwriter detailing a proposed underwriting engagement for the Company of $5,000,000. The Letter of Intent is not a binding commitment to raise the described funds. It is intended to express the terms and conditions negotiated by the parties in anticipation of receiving a binding, or firm, commitment the underwriter. Management anticipates finalization of the commitment no later than August 31, 2001, which is conditional upon the recapitalization plan approved by the board of directors. The securities proposed to be offered, if any, will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration or applicable exemption from registration requirements.