Form 10KSB/A
period 2001-03-31
INC UBATOR CAPITAL INC
filed 2001-08-21
CIK 1081227

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

On November 11, 1999, the two existing directors of Emergent resigned and appointed Jason W. Galanis and Kevin L. Washington to replace them. Prior to this event, the Company was inactive and had no material assets or liabilities. On November 19, 1999, Harry Weitzel was appointed Chairman and Chief Executive Officer joined by Bloom and Knight and on December 31, 1999, three final appointments were made, Pilallis, Bodnar and Wise, bringing the total number of Directors to eight. Under the direction of its new board, the Company pursued a business strategy of internet-focused investments. Subsequently, on September 12, 2000 the Company determined to define its business plan more narrowly to provide small business owners with a full range of Internet-based enterprise solutions (B2B), at which time Mr. Galanis resigned as an executive officer of the Company. Concurrent with his resignation Mr. Galanis, who remained a Director, arranged for additional equity financing through the issuance of Series D preferred stock to an institutional investor (see note 6(d) of the audited Financial Statements ending March 31, 2001). Beginning in October 2000, the existing management directed the Company to begin to borrow funds from the Starfish Group pursuant to certain notes, which included unsecured notes and a series of short-term senior secured promissory notes. The Company borrowed an aggregate of approximately $3,600,000, $1,600,000 of which was received from Mr. Washington. Based on numerous factors, including an extended deterioration in the capital markets in regards to B2B companies, the new focus of management did not attract the necessary level of funding so as to obtain funding other than the secured notes above and, as a consequence, the Company could not sustain its B2B business model. On December 31, 2000, the Company defaulted on certain secured debt obligations as disclosed in the Form 10Q for the period ended December 31, 2000 (also see "Management's Discussion and Analysis of Financial Condition and results of Operations-Financial Condition"). The defaults also led to a foreclosure on certain assets of the Company, which consisted primarily of the Company's interest in EAL, on February 17, 2001 (see Financial Statements), which was not contested by prior management.

     On July 18, 2001, the Board of Directors adopted a new business plan which seeks to focus on investments in niche emerging payment services companies which pursue strategies in electronically delivered financial services. The board approved a restructuring plan which will include the conversion of approximately $3,000,000 of outstanding debt into approximately 15% of the Company's outstanding Common Stock on a fully diluted basis, a name change of the company from Inc.ubator Capital to Emergent Financial Group, Inc., and a 1 for 30 reverse stock split of the Company's Common Stock. In connection with approving the revised business plan at the meeting, the directors unanimously approved a resolution appointing Jason Galanis as President and CEO and, at the conclusion of the meeting, directors Weitzel and Pilallis tendered their resignations. As of August 8, 2001, the Company has completed the name change, the 1 for 30 reverse stock split, and has had substantial progress in negotiations to convert the debt as described above, although no assurance can be provided that such conversion will take place.

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

     SHI also accounts for its investments in eCard Solutions, Inc. ("eCard Solutions") on the equity basis and recorded total equity losses for the twelve months ended March 31, 2001 of $5,609,324, including $5,099,490 write down of Junum's Series C Preferred Stock (Please see Note 3(b) and Note 12 of the notes to the Company's audited Consolidated Financial Statements filed in the Form 10K-SB, which represents approximately 28% of the loss for the consolidated entity. Since the Company commenced its new business strategy in November 1999, comparisons to the same period of the prior year are not relevant.

     The Company reported a net operating loss of $20,024,521, or $29.63 per share (as adjusted for stock splits, see Financial Statements), for the twelve months ended March 31, 2001 and $17,216,464 or $24.70 per share (as adjusted for stock splits) for the three months ended March 31, 2001.

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

     eCard Solutions. On January 18, 2000, the Company acquired an interest in eCard Solutions from Thesseus, a related party. The investments were transferred at book values previously recorded by Thesseus totaling $6,276,996 and are reflected in "Investments" in the audited consolidated balance sheet attached, net of equity losses of $5,713,110 (Please see Note 3(b) and Note 12 of the notes to the Company's audited Consolidated Financial Statements filed in the Form 10K-SB) reflected in the audited statement of operations for the year ended March 31, 2001.

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

     In addition, subsequent to March 31, 2001, management determined that the carrying value of the eCard Series A Preferred Stock was impaired and agreed, after consultation with its auditors, to record a write-down. eCard's primary asset is it's investment in Junum Series C Preferred Stock (see below for full description). The Company believes that the future value, if any, of the Junum Series C preferred stock is not determinable and the Company believes that eCard should record impairment in this asset as noted herein. The effect of such impairment by eCard would be to increase equity losses of the Company by $5,099,490. The revised carrying value in eCard is further reduced by a write down from $563,886 to $1,

     The Company had a working capital deficiency of $5,356,000 and an accumulated deficit of $21,090,000 at March 31, 2001. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position it will not be able to continue as a going concern.

Liquidity  and  Capital  Resources
----------------------------------

     A major objective of Emergent is to raise sufficient capital to maintain its viability as ongoing concern. The primary sources of cash to date have been loans and preferred equity financing from related parties and distributions from EAL pursuant to the MBDA. The Company has also raised $500,000 through a private placement for its Series D preferred stock. Under the terms of the private placement of the Series D preferred stock, IIG Equities Fund NV purchased 1,300 shares of Series D preferred stock from the Company in exchange for total consideration of $1,300,000 in the form of $500,000 in cash and 10,000 shares of the Company's common stock (as adjusted for splits). The Series D Preferred Shares are convertible at any time, in an amount equal to the stated value of the Series D Preferred Shares together with an Additional Amount calculated on a daily basis at a rate of 4.5% per annum, into Common Shares of the Company based on a value of 80% of the then current market value of the Company's Common Shares, to a maximum of $1.50 per Common Share. At any time after the first anniversary of their issuance, the Company may redeem each Class D Preferred Share at a price equal to the greater of $1,400 plus the Additional Amount and the market price of the Common Shares into which such Class D Preferred Share could then be converted.

     The primary use of cash has been for general and administrative expenses, the initial installment of $250,000 made to e-Card Solutions to fund the partial payment for the Series B preferred shares, the $3,627,000 advanced to ThemeWare to date and $570,000 advanced to Graphics Technology, Inc. ("GTI"). At March 31, 2001, Emergent had zero cash on hand. The Company expects negative cash flows from operations to continue for the foreseeable future and if it is unable to promptly raise additional funding it will not be able to continue as a going concern (see "Subsequent Events").

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

     During the fourth quarter, ThemeWare significantly curtailed its operations and released all but 11 of its 93 employees. The Company continued to seek financing for ThemeWare during this period, but was unsuccessful. Subsequent to the year-end, Jason Galanis, then acting only as a director, arranged for certain unsecured financing to be provided to ThemeWare from a third party.
(Please  see  comments  under  Subsequent  event)

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

     The Company believes that the future value, if any, of the Junum Series C preferred stock is not determinable and the Company believes that eCard should record impairment in this asset as noted herein. The effect of such impairment by eCard would be to increase equity losses of the Company by $5,099,490.(Please see Note 12 of the notes to the audited Consolidated Financial Statements)

     Junum is a financial technology company specializing in credit procurement, analysis and development. The Company has filed eight applications for patents surrounding its three business components: Credit Management, Debt Exchange and Financial Services. Distribution is through online monthly memberships for individuals and consumers, as well as through established distribution channels of the Company's e-business partners who offer, judge or check credit. The Company's three primary systems include: the Internet for delivery of consumer/small business products and services; the Company Intranet for system and process control, and the Extranet as a tool for e-Business Partnerships. Junum is traded on the NASDAQ bulletin board under the symbol JUNM. Junum's Internet web site can be accessed at www.junum.com.

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

     On February 23, 2001, the Company issued 83,333 shares of common stock as adjusted for splits) to each Mr. Antebi and Mr. Bergstein pursuant to the Consulting Agreements. Based on the trading price at the date of issuance of $0.08 per share, each consultant received consideration of approximately $200,000 for their services. Mr. Bergstein and Mr. Antebi assisted the Company regarding corporate finance advisory services. This included spending a substantial amount of time in connection with a strategic acquisition of a competitor of ThemeWare where the consultants rendered a significant amount of advice as to structure, terms and conditions of the prospective acquisition. No agreement was reached with the acquiree and the transaction was abandoned. As of August 9, 2001, neither Mr. Antebi nor Mr. Bergstein currently performs consulting services for the Company.


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

     On July 31, 2001 Thesseus International Asset Fund, an entity partially controlled by a director and the CEO of the Company, executed a Subscription Agreement with the Company to purchase up to 650 Units, for a purchase price of $1,000 per unit. Each Unit consists of 6,666 shares of the Company's Common Stock, and a five-year warrant to purchase up to 6,666 shares of the Company's
Common Stock at an exercise price equal to $0.15 per share. The Units and warrants carry a 90-day reset provision whereby the purchase price of the Units and the shares underlying the warrants will be adjusted to the lowest trading price of the Company's Common Stock for the 90 days following June 11, 2001. As of August 7, 2001, a total of $400,000 of the $650,000 purchase price had been was received by the Company. The proceeds were used to fund an investment made by the Company in Keycom.

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

SEVERE  WORKING  CAPITAL  DEFICIENCY.


     The Company had a working capital deficiency of $5,356,000 and an accumulated deficit of $21,109,216 at March 31, 2001. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position it will not be able to continue as a going concern.


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

AUDITORS'  REPORT  TO  THE  STOCKHOLDERS

We have audited the consolidated balance sheets of Emergent Financial Group, Inc. (a Development Stage Enterprise, formerly Inc.ubator Capital, Inc.) as at March 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended March 31, 2001 and 2000 and for the period from incorporation on May 31, 1994 to March 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2001 and 2000 and the results of its operations and its cash flows for the years ended March 31, 2001 and 2000 and for the period from incorporation on May 31, 1994 to March 31, 2001 in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2(a) to the consolidated financial statements, the Company has a working capital deficiency, incurred a loss during the year and has not generated a profit since incorporation. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in note 2(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/  KPMG LLP
                                    --------------------------
                                    Chartered Accountants
                                    Vancouver, Canada

                                    August 10, 2001

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Balance  Sheets
(Expressed  in  United  States  dollars)

March  31,  2001  and  2000

======================================================================================================
                                                                               2001           2000
------------------------------------------------------------------------------------------------------
Assets

Current assets:
    Cash                                                                   $          -   $    10,694
    Receivable from related parties (note 8(a))                                  81,053        24,540
    Refundable deposits                                                               -       150,000
    Prepaids                                                                      2,261        37,912
    --------------------------------------------------------------------------------------------------
                                                                                 83,314       223,146
Investments (note 3)                                                                  1    14,090,281
Intellectual capital                                                                  -         2,000
------------------------------------------------------------------------------------------------------
                                                                           $     83,315   $14,315,427
======================================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities                               $  1,295,405   $   455,779
    Payable to related parties (note 8(a))                                      232,187       183,322
    Note payable to eCard Solutions, Inc. (note 3(b))                                 -       750,000
    Notes payable (note 4)                                                      326,570             -
    Notes payable, Starfish Group, LLC (note 5)                               3,585,348             -
    --------------------------------------------------------------------------------------------------
                                                                              5,439,510     1,389,101
Notes payable (note 4)                                                                -       390,000
------------------------------------------------------------------------------------------------------
                                                                              5,439,510     1,779,101
Stockholders' equity:
    Share capital:
        Authorized:
            150,000,000 common shares with par value of $0.001
            25,000,000 preferred shares with par value of $0.001 (note 6)
        Issued and fully paid:
            8,500,000 (2000 - nil) series A, non-redeemable,
                voting convertible preferred shares                               8,500             -
            1,000,000 (2000 - nil) series B, non-redeemable,
              on-voting, 8% cumulative convertible preferred shares               1,000             -
            1,300 (2000 - nil) series D, redeemable, non-voting,
              convertible preferred shares                                            1             -
            908,500* (2000 - 655,167*) common shares                            909           588
    Common shares to be authorized and issued (note 3(b))                             -         2,000
    Preferred shares to be authorized and issued (note 3(a))                          -     6,592,494
    Additional paid-in capital                                               15,742,611     7,025,939
    Deficit accumulated during the development stage                        (21,109,216)   (1,084,695)
    --------------------------------------------------------------------------------------------------
                                                                             (5,356,195)   12,536,326
------------------------------------------------------------------------------------------------------
                                                                           $     83,315   $14,315,427
======================================================================================================

*  Adjusted to reflect reverse split 30:1 on July 18, 2001

Going concern assumption (note 2(a))
Contingency (note 15)
Subsequent events (note 16)

See  accompanying  notes  to  consolidated  financial  statements.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Statements  of  Operations
(Expressed  in  United  States  dollars)

===============================================================================================
                                                       Period from
                                                    incorporation on
                                                     May 31, 1994 to   Year ended   Year ended
                                                        March 31,       March 31,    March 31,
                                                          2001            2001         2000
-----------------------------------------------------------------------------------------------
Revenue:
    Interest                                        $         183,796  $   183,216  $       580
    Foreign exchange                                            8,665        8,665            -
    -------------------------------------------------------------------------------------------
                                                              192,461      191,881          580

Expenses:
    Accounting and audit                                      154,325       81,825       72,500
    Administration fees (note 8(b))                           276,409      205,644       70,565
    Bad debts (note 3(c))                                      53,190       53,190            -
    Consulting                                              1,442,023    1,007,685      434,338
    Credit card fees and expenses                              45,055       15,611       29,444
    Equipment lease                                             4,168        4,168            -
    Interest                                                  367,098      367,098            -
    Legal                                                   1,250,530      885,642      364,888
    Marketing                                                  56,828       48,194        8,634
    Miscellaneous                                              19,861       12,281        4,002
    Payroll                                                    88,606       50,621       37,985
    Printing                                                   36,018       17,186       18,832
    Regulatory filings                                         17,032       13,466        3,566
    Rent                                                       36,580       36,580            -
    Stock transfer fees                                         8,600        2,934        5,666
    Telephone                                                  19,079       15,009        4,070
    Travel                                                     23,991       15,824        8,167
    Write-off of intellectual capital                           2,000        2,000            -
    Write-off of investment in eCard (note 3(b))              813,885      813,885            -
    Write-off of investment in InfoBase (note 3(c))           226,466      226,466            -
    Write-off of investment in Eikos Acquisition
      Limited (note 3(a))                                   6,107,994    6,107,994            -
    Write-off of ThemeWare note receivable (note 9(a))      3,791,524    3,791,524            -
    Write-off of Graphics Technology note receivable
      (note 9(b))                                             587,140      587,140            -
    -------------------------------------------------------------------------------------------
                                                           15,428,402   14,361,967    1,062,657
-----------------------------------------------------------------------------------------------
Loss before the following                                  15,235,941   14,170,088    1,062,077

Equity losses (note 12)                                     5,854,435    5,854,435            -
-----------------------------------------------------------------------------------------------

Loss for the period                                 $      21,090,376  $20,024,521  $ 1,062,077
===============================================================================================

Basic loss per share                                $          61.75*  $    29.63*  $     2.40*
===============================================================================================
Weighted average shares, basic and diluted                   344,232*     675,833*     442,122*
===============================================================================================

*  Adjusted to reflect reverse split 30:1 on July 18, 2001 (note 2(f))

See  accompanying  notes  to  consolidated  financial  statements.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Statements  of  Stockholders'  Equity
(Expressed  in  United  States  dollars)

Period  from  incorporation  on  May  31,  1994  to  March  31,  2001

=========================================================================================================================
                                                                                               Preferred       Common
                                                                                             shares to be   shares to be
                                                Common                Preferred               authorized     authorized
                                                shares    Par value    shares    Par value    and issued     and issued
-------------------------------------------------------------------------------------------------------------------------
June 14, 1994
  Shares issued for services at $0.001           100,000  $        1          -  $        -  $           -  $           -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1995                          100,000           1          -           -              -              -
July 31, 1995
  Shares issued at $0.10                          37,000           -          -           -              -              -
Net loss, year ended March 31, 1996                    -           -          -           -              -              -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1996                          137,000           1          -           -              -              -
Net loss, year ended March 31, 1997                    -           -          -           -              -              -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1997                          137,000           1          -           -              -              -
December 2, 1997
  Acquisition of equity of Thesseus in Eikos           -           -          -           -     7,177,500*              -
February 28, 1998
  Shares issued for services at $0.001           100,000           1          -           -              -              -
February 28, 1998
  Forward stock split 45:1 at $0.00001        10,428,000         105          -           -              -              -
Net loss, year ended March 31, 1998                    -           -          -           -              -              -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998                       10,665,000         107          -           -      7,177,500              -
September 30, 1998
  Eikos distributions                                  -           -          -           -     (370,462)*              -
October 7, 1998
  Change par value from $0.00001 to
  $0.001                                               -      10,558          -           -              -              -
Net loss, year ended March 31, 1999                    -           -          -           -              -              -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999, carried forward      10,665,000      10,665          -           -      6,807,038              -


=========================================================================
                                               Additional
                                                paid-in      Accumulated
                                                capital        deficit
-------------------------------------------------------------------------
June 14, 1994
  Shares issued for services at $0.001        $        99   $          -
-------------------------------------------------------------------------

Balance, March 31, 1995                                99              -
July 31, 1995
  Shares issued at $0.10                            3,700              -
Net loss, year ended March 31, 1996                     -           (100)
-------------------------------------------------------------------------

Balance, March 31, 1996                             3,799           (100)
Net loss, year ended March 31, 1997                     -              -
-------------------------------------------------------------------------

Balance, March 31, 1997                             3,799           (100)
December 2, 1997
  Acquisition of equity of Thesseus in Eikos            -              -
February 28, 1998
  Shares issued for services at $0.001                 99              -
February 28, 1998
  Forward stock split 45:1 at $0.00001               (105)             -
Net loss, year ended March 31, 1998                     -           (100)
-------------------------------------------------------------------------

Balance, March 31, 1998                             3,793           (200)
September 30, 1998
  Eikos distributions                                   -              -
October 7, 1998
  Change par value from $0.00001 to
  $0.001                                           (3,793)        (6,765)
Net loss, year ended March 31, 1999                     -         (3,578)
-------------------------------------------------------------------------

Balance, March 31, 1999, carried forward                -        (10,543)

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

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Statements  of  Stockholders'  Equity  (Continued)
(Expressed  in  United  States  dollars)

Period  from  incorporation  on  May  31,  1994  to  March  31,  2001

============================================================================================================================
                                                                                                 Preferred        Common
                                                                                                shares to be   shares to be
                                                 Common                  Preferred               authorized     authorized
                                                 shares      Par value    shares    Par value    and issued     and issued
----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999, brought forward       10,665,000   $   10,665           -  $        -  $   6,807,038  $           -
September 14, 1999 at $0.001
  Cancellation of shares issued for services   (9,000,000)      (9,000)          -           -              -              -
September 16, 1999
  Forward stock split 2:1 at $0.001             1,665,000        1,665           -           -              -              -
September 28, 1999
  Forward stock split 1.5:1 at $0.001           1,665,000        1,665           -           -              -              -
November 10, 1999
  Eikos distributions                                   -            -           -           -     (214,544)*              -
November 11, 1999
  Shares issued on acquisition of
  CASA@Home, Inc. and
  Eikos Acquisition Limited at $0.001           3,500,000        3,500           -           -      6,592,494              -
December 29, 1999
  Shares issued - 50,000 for cash,
  200,000 for services at $0.50                   250,000          250           -           -              -              -
December 30, 1999
  Stock dividend at $0.001                      8,745,000        8,745           -           -              -              -
January 10, 2000
  Shares issued for services at $0.50              40,000           40           -           -              -              -
January 18, 2000
  Acquisition of investments in eCard
  Solutions, Inc. and InfoBase Direct
  Marketing Services, Inc. (2,000,000 shares)           -            -           -           -              -          2,000
January 24, 2000
  Payment for stock options                             -            -           -           -              -              -
February 14, 2000
  Shares issued for services at $0.50             125,000          125           -           -              -              -
Net loss, year ended March 31, 2000                     -            -           -           -              -              -
----------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000, carried forward       17,655,000       17,655           -           -      6,592,494          2,000


=========================================================================
                                               Additional
                                                 paid-in     Accumulated
                                                 capital       deficit
-------------------------------------------------------------------------
Balance, March 31, 1999, brought forward       $         -  $    (10,543)
September 14, 1999 at $0.001
  Cancellation of shares issued for services         9,000             -
September 16, 1999
  Forward stock split 2:1 at $0.001                      -        (1,665)
September 28, 1999
  Forward stock split 1.5:1 at $0.001                    -        (1,665)
November 10, 1999
  Eikos distributions                                    -             -
November 11, 1999
  Shares issued on acquisition of
  CASA@Home, Inc. and
  Eikos Acquisition Limited at $0.001                    -             -
December 29, 1999
  Shares issued - 50,000 for cash,
  200,000 for services at $0.50                    124,750             -
December 30, 1999
  Stock dividend at $0.001                               -        (8,745)
January 10, 2000
  Shares issued for services at $0.50               19,960             -
January 18, 2000
  Acquisition of investments in eCard
  Solutions, Inc. and InfoBase Direct
  Marketing Services, Inc. (2,000,000 shares)    6,642,787             -
January 24, 2000
  Payment for stock options                        150,000             -
February 14, 2000
  Shares issued for services at $0.50               62,375             -
Net loss, year ended March 31, 2000                      -    (1,062,077)
-------------------------------------------------------------------------

Balance, March 31, 2000, carried forward         7,008,872    (1,084,695)

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

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated Statements of Stockholders' Equity (Continued)
(Expressed  in  United  States  dollars)

Period from incorporation on May 31, 1994 to March 31, 2001

=========================================================================================================================
                                                                                             Preferred         Common
                                                                                            shares to be    shares to be
                                            Common                  Preferred                authorized      authorized
                                            shares      Par value    shares    Par value     and issued      and issued
-------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000, brought forward  17,655,000   $   17,655           -  $        -  $   6,592,494   $       2,000
Reverse stock split 30:1
  on July 18, 2001                       (17,066,500)     (17,067)          -           -              -               -
-------------------------------------------------------------------------------------------------------------------------
Balance, April 1 March 31, 2000              588,500          588           -           -  $   6,592,494   $       2,000
Shares issued to Thesseus International
  Asset Fund for Eikos Acquisition,
  eCard and InfoBase at $98.77**              66,666**         67   8,500,000       8,500     (6,592,494)         (2,000)
July 6, 2000
  Shareholder loan converted to B
    preferred stock                                -            -   1,000,000       1,000              -               -
September 22, 2000
  Issued Series D preferred stock                  -            -       1,300           1              -               -
  Retired common stock                       (10,000)**       (10)          -           -              -               -
February 23, 2001
  Shares issued for services at $2.40**      166,667**        167           -           -              -               -
February 26, 2001
  Shares issued for services at $2.40**       96,667**         97           -           -              -               -
Net loss, year ended March 31, 2001                -            -           -           -              -               -
-------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001                      908,500   $      909   9,501,300  $    9,501  $           -   $           -
=========================================================================================================================


====================================================================
                                          Additional
                                            paid-in     Accumulated
                                            capital       deficit
--------------------------------------------------------------------
Balance, March 31, 2000, brought forward  $ 7,008,872  $ (1,084,695)
  Reverse stock split 30:1
  on July 18, 2001                             17,067             -
--------------------------------------------------------------------
Balance, April 1 March 31, 2000           $ 7,025,939  $ (1,084,695)
Shares issued to Thesseus International
  Asset Fund for Eikos Acquisition,
  eCard and InfoBase at $98.77**            6,585,927             -
July 6, 2000
  Shareholder loan converted to B
    preferred stock                           999,000             -
September 22, 2000
  Issued Series D preferred stock             500,009             -
  Retired common stock                              -             -
February 23, 2001
  Shares issued for services  at $2.40**      399,833             -
February 26, 2001
  Shares issued for services  at $2.40**      231,903             -
Net loss, year ended March 31, 2001                 -   (20,024,521)
--------------------------------------------------------------------

Balance, March 31, 2001                   $15,716,265  $(18,109,217)
====================================================================

**  Adjusted to reflect reverse split 30:1 on July 18, 2001

See  accompanying  notes  to  consolidated  financial  statements.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Statements  of  Cash  Flows
(Expressed  in  United  States  dollars)

==========================================================================================================
                                                              Period from
                                                            incorporation on
                                                            May 31, 1994 to     Year ended     Year ended
                                                               March 31,         March 31,     March 31,
                                                                  2001             2001           2000
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Loss for the period                                    $     (21,090,376)  $(20,024,521)  $(1,062,077)
    Items not involving cash:
        Common shares issued for services                            814,700        632,000       182,500
        Payment of expense for stock options                         150,000              -       150,000
        Write-off of intellectual capital                              2,000          2,000             -
        Write-off of investment in eCard (note 3(b))                 813,885        813,885             -
        Write-off of investment in InfoBase (note 3(d))              226,466        226,466             -
        Write-off of investment in Eikos Acquisition
          Limited (note 3(a))                                      6,107,994      6,107,994             -
        Write-off of ThemeWare note receivable (note
          9(a))                                                    3,791,524      3,791,524             -
        Write-off of Graphics Technology note receivable
          (note 9(b))                                                587,140        587,140             -
        Equity losses (note 12)                                    5,854,435      5,854,435             -
    Changes in non-cash operating working capital:
        Increase in interest receivable                             (181,664)      (181,664)            -
        Decrease (increase) in refundable deposits                         -        150,000      (150,000)
        Decrease (increase) in prepaids                               (2,262)        35,651       (37,912)
        Increase in accounts payable
          and accrued liabilities                                  1,295,406        839,626       455,779
    ------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                         (1,630,752)    (1,165,464)     (461,710)

Cash flows from investing activities:
    Notes receivable (notes 9(a) and (b))                         (4,197,000)    (4,197,000)            -
    Investment in eCard Solutions, Inc.                             (250,000)             -      (250,000)
    Distributions from Eikos Acquisition Limited                     486,000        337,500       148,500
    ------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                         (3,961,000)    (3,859,500)     (101,500)

Cash flows from financing activities:
    Notes payable                                                    326,570        (63,430)      390,000
    Issuance of common shares                                         28,700              -        25,000
    Issuance of preferred shares                                   1,500,000      1,500,000             -
    Notes payable, Starfish Group, LLC                             3,585,348      3,585,348             -
    Advances from related parties, net                               151,134         (7,648)      158,782
    ------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                      5,591,752      5,014,270       573,782
----------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                -        (10,694)       10,572

Cash, beginning of period                                                  -         10,694           122
----------------------------------------------------------------------------------------------------------

Cash, end of period                                        $               -   $          -   $    10,694
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

2.   SIGNIFICANT  ACCOUNTING  POLICIES:

     (a)  Going-concern  assumption:

          These financial statements have been prepared in accordance with generally accepted accounting principles in the United States that are applicable to a going concern, which assume that the Company will continue its operations and be able to satisfy its obligations as they come due through fiscal 2001. As at March 31, 2001, the Company has a working capital deficiency of $5,356,196, incurred a loss during the 2001 fiscal year of $20,024,521 and has not generated a profit since incorporation. Future operations of the Company depend upon the continued financial support of stockholders and common controlled companies. Management is of the opinion that the going concern assumption is appropriate, and is currently evaluating different alternatives to increase the Company's capital pursuant to the Agreement and Plan of Merger dated July 19, 2001 with Keycom. As disclosed in note 16, subsequent to March 31, 2001, the Company has taken certain steps to provide additional capital to finance operations.

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

     (f)  Earnings  (loss)  per  share:


          Basic per share amounts are calculated based on the weighted average number of shares outstanding and give retroactive effect to stock splits, stock dividends and share cancellations to the beginning of the periods presented. Net earnings (loss) per share ("EPS") is computed using the weighted average number of common shares outstanding, adjusted to give effect to the reverse stock split 30:1 on July 18, 2001, during the year of 675,833 (2000 - 442,122; from incorporation on May 31, 1994 to March 31, 2001 - 344,232). Diluted earnings (loss) per share does not differ from basic earnings (loss) per share as the effect of the exercise of options, warrants and the conversion of convertible preferred shares would be anti-dilutive.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

     (g)  Stock  options:

          The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying shares exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", established accounting and disclosure requirements using a fair value-based method of accounting for stock-based compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above for stock options granted to employees and directors, and has adopted the disclosure requirements of SFAS No. 123. For options granted to others, compensation cost will be recognized equal to the fair value of the options as the services are provided and the options earned.


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
---------------------------------------------------------------------------------
Cost recovery basis of accounting:
    Eikos                                         (a)  $         -   $  6,445,494

Equity basis of accounting:
    eCard Solutions, Inc. preferred shares:
        Series A                                  (b)            1      6,276,996
        Series B                                  (b)            -      1,000,000
    InfoBase Direct Marketing Services, Inc.      (c)            -        367,791
    -----------------------------------------------------------------------------
                                                                 1      7,644,787
---------------------------------------------------------------------------------

                                                       $         1   $ 14,090,281
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

          On November 11, 1999, the Company acquired 100% of EAL from Thesseus in exchange for 50,000 common shares (as adjusted for the stock splits) and 8,500,000 convertible preferred shares (subject to adjustment for anti-dilution upon conversion) to be issued immediately after the Company's Articles of Incorporation are amended to authorize the Company to issue preferred shares. Such amendment occurred June 1, 2000. Each preferred share is convertible into one common share of the Company.

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

          The Company was in default on certain debt obligations incurred from the Starfish Group, including a note to the Daimyo Group (note 5). The notes were secured by a first lien on the assets of the Company, including its wholly owned subsidiary, EAL. On February 17, 2001, the Daimyo Group exercised its rights pursuant to the note to foreclose on the collateral, as a remedy set forth in Section 6 of the note; all of the Company's rights title and interest in and to 100 sales of common stock in Eikos Acquisition Limited, an Isle of Man corporation.

          Public notice was given as published in a national newspaper and, on February 26, 2001, a public sale was conducted. The Daimyo Group being the sole bidding party, purchased all of the Company's rights, title and interest in and to 100 shares of stock in EAL was purchased in consideration for the outstanding indebtedness, which represented a bid price of $500,000. As a result, the Company has written off the investment in EAL in the amount of $6,107,994.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

3.   INVESTMENTS  (CONTINUED):

     (b)  eCard  Solutions,  Inc.:

          On January 18, 2000, the Company acquired, through a wholly owned subsidiary, Shanecy Holdings, Inc. ("SHI"), 400 preferred shares in eCard Solutions, Inc. ("eCard", formerly Brunswick Capital Partners, Inc.), convertible into 40% of the common stock of eCard. This interest, together with a preferred share interest in InfoBase Direct Marketing Services, Inc. ("InfoBase") (note 3(c)), was acquired from Thesseus through a merger, effective January 11, 2000, between SHI and a subsidiary of Thesseus, for which the Company agreed to issue 66,667 common shares (as adjusted for the stock splits) to Thesseus. The initial purchase agreement was revised to provide that delivery of the 66,667 shares (as adjusted for the stock splits) would not be required until the filing and effectiveness of an amended and restated certificate of incorporation with the Secretary of the State of Delaware to increase the Company's authorized capital, which occurred on June 1, 2000. The investment was transferred at the book value previously recorded by Thesseus of $6,276,996.

          In a recapitalization effected on March 13, 2000, eCard created two separate series (A and B) of preferred shares. The 400 shares purchased on January 18, 2000 were reclassified as Series A preferred shares. The Company acquired 1,000,000 Series B preferred shares in eCard for $1,000,000, to be paid in four equal installments of $250,000 on March 13, April 13, May 12 and June 12, 2000. $750,000
          remained as a note payable at March 31, 2000. On May 24, 2000, eCard delivered the Company a notice of default on its obligation. As at March 31, 2001, none of the remaining installment payments on the note have been made and the shares and initial investment are subject to forfeiture under the Company's agreement with eCard, although management has indicated an intention, on the part of both parties, to renegotiate the terms of the Company's investment commitment. Subsequent to March 31, 2001 and prior to August 10, 2001, renegotiations over the terms of the Company's investment commitment with eCard were not successful. The Company has determined to write-off the investment net of the unpaid balance of the note.

          In addition, subsequent to March 31, 2001, management determined that the carrying value of the eCard Series A Preferred Stock was impaired and agreed, after consultation with its auditors, to record a write-down. eCard's primary asset is it's investment in Junum Series C Preferred Stock (see below for full description). The Company believes that the future value, if any, of the Junum Series C Preferred stock is not determinable and the Company believes that eCard should record impairment in this asset as noted herein. The effect of such impairment by eCard would be to increase equity losses of the Company by $5,099,490. The revised carrying value in eCard is further reduced by a write-down from $563,886 to $1,

          On or before March 1, 2003, eCard can redeem, in whole but not in part, the Series B preferred shares for $1.00 per share. If the Series B shares are not redeemed before March 1, 2003, Series A and Series B preferred shares held by the Company may be converted, at the option of the Company, into 40% of eCard's outstanding common shares, on a fully-diluted basis. If the Series B shares are redeemed before March 1, 2003, Series A preferred shares may at any time after March 1,

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

          Junum has the right, at any time following November 15, 2002, to redeem for a redemption price of $0.10 per share of series C Preferred Stock, plus the Redemption Assignment (as defined below), all or any portion of the Preferred Stock, but only in the event Junum receives and collects less than $4,900,000 in Net Collections from the Receivables. In such event, on or after November 15, 2002, Junum has the right to redeem a number of shares of Preferred Stock equal to the difference between $4,900,000 and the Net Collections.

          Net Collections means the amount of all balance transfers arising from conversion of debts constituting a part of the Receivables, plus the amount of actual cash collections received by Junum in satisfaction of any portion of the Receivables that are not considered balance transfers, less (i) all direct operating costs of Junum relating to the collection or conversion of the Receivables. A "balance transfer" refers to the amount of debt agreed to be transferred to a new credit card issued by or through Junum, and for which Junum or its agent receives at least one cash payment from the debtor.

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

          The financial statements of eCard prepared by management (a Development Stage Enterprise) as at December 31, 2000 show total stockholders' equity of approximately $4,700,000, total liabilities of approximately $730,000 and total assets of approximately $5,400,000, substantially all of which is represented by the investment in Junum. Stockholders' equity is net of a deficit of approximately $1,752,000 accumulated during the development stage. eCard has a working capital deficiency of $14,656, a loss for its 2000 fiscal year of $510,000 and has not generated profit since incorporation. Future operations of eCard depend on the continued financial support of stockholders (including Emergent) and common controlled companies. The Company believes that the future value, if any, of the Junum Series C Preferred Stock is not determinable and accordingly, increased equity losses of the Company by $5,099,490 to reflect the impairment of this asset.

     (c)  InfoBase:

          On January 18, 2000, the Company acquired, through SHI, 4,900 preferred shares in InfoBase convertible into a 49% participating interest. This interest, together with a preferred share interest in eCard (note 3(b)), was acquired from Thesseus through a merger, effective January 11, 2000, between SHI and a subsidiary of Thesseus, for which the Company agreed to issue 66,667 common shares (as adjusted for the stock splits) to Thesseus. The initial purchase agreement was revised to provide that delivery of the 66,667 shares (as adjusted for the stock splits) would not be required until the filing and effectiveness of an amended and restated certificate of incorporation with the Secretary of the State of Delaware to increase the Company's authorized capital, which occurred on June 1, 2000. The investment was transferred at the book value previously recorded by Thesseus of $367,791.


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

5. NOTE PAYABLE TO STARFISH GROUP, LLC, GRAYBOX, LLC, THE DAIMYO GROUP, INC., COLLECTIVELY "STARFISH":

     During the year ended March 31, 2001, the Company has received advances from Starfish totaling $3,585,348. The principal balance, together with interest at 10% per annum, was repayable in full on December 31, 2000. While this note is outstanding, the Company is restricted from obtaining any debt, equity or other financing unless it is applied to the repayment of this note. As security for this note, the Company granted Starfish a security interest in all of the Company's existing assets as well as, during the term of the Agreement, in any subsequently acquired stock, debt or equity interest in any other corporation. For a period of one year from the date of an event of default (as defined), Starfish had the right to convert amounts owing under the note into the most senior class of Preferred Stock of the Company that is convertible into common stock of the Company, as determined by the sole discretion of the Starfish, which common stock must then be registered pursuant to the Securities Act of 1933 within 90 days of the conversion. Upon default, for each $1,000,000, and on a pro-rata basis for any amount less than $1,000,000, the lender would be entitled to common stock equal to 5% of the Company's then outstanding common stock calculated on a fully diluted basis.

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

     (b)  Series  B:

          On May 30, 2000, the Company received a loan from a shareholder who is a brother of a director of the Company. The loan bore interest at 8% payable quarterly in arrears commencing September 1, 2000 and principal was to be payable in full on July 1, 2001. Subsequently, on July 7, 2000, the shareholder converted this loan into 1,000,000 non-voting, non-redeemable, ,Series B, 8% cumulative preferred shares in return for 1,667 two-year warrants (as adjusted for the stock splits) each entitling the holder to acquire one common share for $75.00 (as adjusted for the stock splits). The preferred shares are convertible into 8,333 common shares (as adjusted for the stock splits), subject to anti-dilution provisions.

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

6.   PREFERENCE  SHARES (continued):

     (c)  Series  C:

          On October 8, 2000, the Board authorized the creation of Series C preferred shares. As at March 31, 2001, no class C preferred shares have been issued.

     (d)  Series  D:

          On September 22, 2000, the Company created and issued 1,300 Series D Preferred Shares with a stated value of $1,000 each, which are generally non-voting and not entitled to dividends, for $500,000 cash plus the return of 10,000 (as adjusted for the stock splits) then outstanding Common Shares of the Company. The Series D Preferred Shares are convertible at any time, in an amount equal to the stated value of the Series D Preferred Shares together with an Additional Amount calculated on a daily basis at a rate of 4.5% per annum, into Common Shares of the Company based on a value of 80% of the then current market value of the Company's Common Shares, to a maximum of $45.00 (as adjusted for the stock splits) per Common Share. At any time after the first anniversary of their issuance, the Company may redeem each Class D Preferred Share at a price equal to the greater of $1,400 plus the Additional Amount and the market price of the Common
          Shares into which such Class D Preferred Share could then be converted.

7.   STOCK  OPTIONS  AND  WARRANTS:

     All  figures  are  adjusted to reflect reverse stock split 30:1 on July 18,
     ---------------------------------------------------------------------------
     2001
     ----

     (a)  Stock  Option  Plan:

          During fiscal 2000, the 1999 Stock Option Plan (the "Plan") was approved by the stockholders, whereby common shares of the Company may be issued to designated employees, officers and directors pursuant to the Plan, as approved by the Compensation Committee or the Board of Directors. Subject to stockholder approval of an increase in the authorized share capital of the Company, as at March 31, 2000, the Company has granted, pursuant to the Plan, options to purchase an aggregate of 350,000 (as adjusted for the stock splits) common shares to certain officers and directors at exercise prices of between $1.20 and $60.00 per share. On April 24, 2000, the stockholders approved an increase in the authorized share capital of the Company, which was formalized with the filing of an amended and restated certificate of incorporation on June 1, 2000. Consequently, compensation expense in respect of these options as at the date of stockholder approval on April 24, 2000, equal to the excess at the date of the market value of the Company's common shares over the exercise price, was $50,745,000.

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

================================================================================

7.   STOCK  OPTIONS  AND  WARRANTS  (CONTINUED):

     (a)  Stock  Option  Plan  (continued):

          The following table summarizes the status of options outstanding under the Plan:

          ======================================================================
                                               Stock options         Weighted
                                                outstanding        average price
          ----------------------------------------------------------------------
          Outstanding, April 1, 1999 and 2000        350,000      $        12.60
          Granted during 2001                              -                   -
          Exercised during 2001                            -                   -
          Forfeited during 2001                      350,000                   -
          ----------------------------------------------------------------------

          Outstanding, March 31, 2001                350,000      $        12.60
          ======================================================================

          Exercisable, March 31, 2001                350,000
          ======================================================================

          The following table provides details of options outstanding at March 31, 2001:

========================================================================================
                   Number                                      Number
                 Outstanding    Weighted                     Exercisable
Range of          March 31,   average life      Weighted      March 31,      Weighted
exercise price      2001        remaining    average price      2001      average price
---------------  -----------  -------------  --------------  -----------  --------------
                                 (years)
$1.20 to $1.35       283,333            3.6  $         1.35      283,333  $         1.35
$60.00                66,667            8.5           60.00       66,667           60.00
---------------  -----------  -------------  --------------  -----------  --------------

                     350,000            4.5  $        12.60      350,000  $        12.60
========================================================================================

          The Plan provides that the Compensation Committee or the Board of Directors may determine vesting or exercisability of any option granted, but, if not otherwise determined, options will vest and be exercisable at the date of grant. The 350,000 options granted will terminate on the earlier of five or ten years after the date of issuance or ninety days after the optionee ceases to be affiliated with the Company.

          On July 18, 2001, the board of directors voted unanimously to rescind the 1999 company stock option plan, which generally provided for up to 500,000 options to be issued.

     (b)  Other  options:

          The Company has issued options to an unrelated party, which is not covered by the 1999 Stock Option Plan, for consideration of $150,000. These options were granted on January 24, 2000, are for 16,667 common shares, have an exercise price of $210.00 and are exercisable for two years from the date of grant.

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

================================================================================

7.   STOCK  OPTIONS  AND  WARRANTS  (CONTINUED):

     (c)  Warrants  to  purchase  shares:

          On February 4, 2000, the Company signed an Investment Banking Agreement with Donner Corp. Pursuant to this agreement the Company issued, on February 8, 2000, 417 warrants to purchase common shares at $360.00 per share. The agreement also stipulated the issuance of three additional tranches as follows:

          - 417 warrants exercisable at $420, to be issued immediately after the first day that the Company's Common Stock closes at or above $750; and

          - 417 warrants exercisable at $480, to be issued immediately after the first day that the Company's Common Stock closes at or above $1,050; and

          - 417 warrants exercisable at $540, to be issued immediately after the first day that the Company's Common Stock closes at or above $1,350.

          All of the warrants covered by this agreement are no longer exercisable after November 1, 2003.

          On May 12, 2000, in consideration for obtaining a listing on the Frankfurt Stock Exchange and for ongoing long-term market making sponsorship services, the Company issued Berliner Reiverkehr warrants to purchase 6,667 shares of its Common Stock, with an exercise price of $210 per share, for a two-year term commencing on May 12, 2000.

          On May 16, 2000, the Company appointed Sabre Communications, Inc. as a management advisor with responsibility for investor relations, and issued them 6,667 cashless warrants bearing a strike price of $120 per share exercisable for two years after November 15, 2000.

          On May 22, 2000, the Company engaged Quadrant Investment Bankers, Inc. as financial advisor and placement agent and issued them warrants to purchase 3,333 shares at $120 per share, exercisable for two years after November 22, 2000.

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

          During the second quarter of fiscal 2001, operational results at ThemeWare deteriorated significantly and as a result, ThemeWare requested funding from the Company beyond that which was required under the terms of its definitive purchase agreement.

          During the fourth quarter of fiscal 2001, ThemeWare significantly curtailed its operations and released all but 11 of its 93 employees. The Company continued to seek financing for ThemeWare during this period, but was unsuccessful. Subsequent to the year-end, Jason Galanis, then acting only as a director of the Company, arranged for certain unsecured financing to be provided to ThemeWare from a third party.

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

10.  INVESTMENT  IN  CASA@HOME.COM  INC.  ("CASA"):

     In  November  1999,  the  Company  agreed  with  K.  Washington-Galanis
     Investments, LLC ("WGI"), a private investment entity controlled by a Company director and a shareholder, to acquire 100% of CASA for 66,667 common shares (as adjusted for the stock splits) of the Company. The shares were issued to 19 investors represented by WGI. The sole asset of CASA at the date of acquisition was certain intellectual capital and a business plan for an Internet-based provider of services. The Company carried this asset at the par value of the shares issued which represents the cost base of the former owners. The ability of CASA to implement its business plan is dependent on receiving additional investment from the Company. The Company has been unable to raise sufficient funds to invest in CASA and, to date, it has been unable to implement its plan. Since the Company cannot be certain whether it will be able to raise sufficient funds to permit CASA to implement its business plan, during the third quarter it was determined to write off this investment.

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

     The MBDA provides that Eikos is to provide certain consumer debt portfolio acquisition and financing services to TCS, outside the United States, and that Eikos is to treat income received under the MBDA as a distribution from an entity taxed as a partnership. It is possible that the United States Internal Revenue Service could assert that such income is income effectively connected to the United States. In the opinion of management of the Company, the outcome of such assertion is not determinable at this time. However, the Company intends to treat any income from Eikos as exempt from United States taxation because it is earned in connection with the operations of Eikos outside the United States. There is no provision for income taxes for the period ended March 31, 2001. The Company has loss carry forwards of approximately $14,000,000.

================================================================================
                                                             2001        2000
--------------------------------------------------------------------------------

Future income tax asset related to loss carry forward    $4,760,000    $295,000
Valuation  allowance                                      4,760,000     295,000
--------------------------------------------------------------------------------

Future  income taxes per financial statements            $        -    $      -
================================================================================

12.  EQUITY  LOSSES:

     eCard Solutions, Inc. ("eCard") incurred losses of $5,609,323 for the twelve months ended December 31, 2000, including a write-down of its investment in Junum Series C Preferred Stock of $5,099,490. This amount, along with amortization of the excess of cost over net assets acquired for the twelve months of $103,786 is reflected in equity losses in the consolidated statements of operations. Commencing April 1, 2000, a total excess of $1,037,863 was being amortized over ten years.

     InfoBase Direct Marketing Services, Inc. ("InfoBase") incurred losses of $113,741 for the period up to which the Company wrote off the investment in InfoBase (note 3(c)). This amount, along with amortization of the excess of cost over net assets acquired for the twelve months of $27,584, is reflected in equity losses in the consolidated statements of operations. Commencing April 1, 2000, a total excess of $340,207 was being amortized over ten years.

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Notes  to  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

Years  ended  March  31,  2001  and  2000

================================================================================

13.  SUPPLEMENTARY  CASH  FLOW  INFORMATION:

======================================================================================================
                                                            Period from
                                                          incorporation on
                                                              May 31,
                                                              1994 to        Year ended    Year ended
                                                             March 31,        March 31,    March 31,
                                                                2001            2001          2000
------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
    Common shares issued to unrelated parties on
      acquisition of CASA (note 3)                       $           2,000   $         -  $     2,000
    Common shares issued to Thesseus on
      acquisition of EAL (note 4(a))                                 1,500             -        1,500
    Eikos distributions received by Thesseus on behalf
      of the Company                                               585,006             -      214,544
    Preferred shares to be authorized and issued to
      Thesseus on acquisition of EAL                             6,592,494             -    6,592,494
    Common shares issued for services *                            184,500       632,000      182,500
    Common shares to be authorized and issued to
      Thesseus on acquisition of investments in
      eCard and InfoBase                                         6,644,787             -    6,644,787
    Note payable to eCard for investment in Series B
      preferred shares                                            (750,000)            -     (750,000)
    Conversion of shareholder loan to preferred shares           1,000,000     1,000,000            -
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

================================================================================

14.  COMMITMENTS  (CONTINUED):

     On February 23, 2001, the Company issued 83,333 shares of common stock (as adjusted for the stock splits) to each Mr. Antebi and Mr. Bergstein pursuant to the Consulting Agreements. As of August 9, 2001, neither Mr. Antebi nor Mr. Bergstein currently performs consulting services for the Company.


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

          On July 31, 2001 Thesseus International Asset Fund, an entity partially which a director and the CEO of the Company, has significant beneficial ownership of executed a Subscription Agreement with the Company to purchase up to 650 units for a purchase price of $1,000 per unit. Each unit consists of 6,666 shares of the Company's common stock and a five year warrant to purchase up to 6,666 shares of the Company's common stock at an exercise price equal to $0.15 per share. The units and warrants carry a 90-day reset provision. As of August 7, 2001, a total of $400,000 of the $650,000 purchase price had been received by the Company. The proceeds were used to fund an investment made by the Company in Keycom.

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

     (d)  Heritage  West  Group  of  Companies:

          On August 1, 2001, the Company has entered into a Financial Advisory Agreement with Heritage West Securities to provide investment banking advice and related mergers and acquisition professional services. The agreements for a one-year engagement and generally provides for fees to be paid upon consummation of acquisitions or financings.

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