Form 10QSB
period 2001-06-30
INC UBATOR CAPITAL INC
filed 2001-08-27
CIK 1081227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          For Period ended June 30, 2001

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


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2001, the issuer had 908,500 shares of common stock, $0.001 per value, issued and outstanding.

Transitional Small Business Disclosure Format        Yes               No    X
                                                          ----             -----

                EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                  June 30, 2001

                                      INDEX

                                                                         Page No

PART  I  Financial  Information

Item  1.  Consolidated  Financial  Statements

         Consolidated  Balance  Sheet . . . . . . . . . . . . . . . . . . . . .3
         Consolidated  Statement  of  Operations . . . . . . . . . . . . . . . 4
         Consolidated  Statement  of  Cash  Flows . . . . . . . . . . . . . . .5
         Consolidated  Statement  of  Stockholders'  Equity . . . . . . . . . .6
         Notes  to  Consolidated  Financial  Statements . . . . . . . . . . . .7

Item  2.  Management's Discussion and Analysis of Financial Condition
          and  Results  of  Operations  or  Plan  of  Operation . . . . . . . 17

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Balance  Sheet
(Unaudited)
(Expressed  in  U.S.  Dollars)

=======================================================================================================
                                                                              June 30       March 31
                                                                               2001           2001
  -----------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS

Current assets:
  Cash                                                                     $          -   $          -
  Interest Receivable                                                                 -              -
  Note receivable, Graphics Technology, Inc.                                          -              -
  Receivable from related parties (note 8)                                       81,053         81,053
  Refundable deposits                                                                 -              -
  Prepaids                                                                        2,261          2,261
  -----------------------------------------------------------------------------------------------------
                                                                                 83,315         83,314

Note receivable, ThemeWare (note 9)                                                   -              -

Investments (note 2)                                                            150,001              1
-------------------------------------------------------------------------------------------------------

                                                                           $    233,316   $     83,315
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                 $  1,494,303   $  1,295,405
  Payable to related parties (note 8)                                           241,998        232,187
  Note payable to eCard Solutions, Inc.                                               -              -
  Notes payable (note 3)                                                        340,157        326,570
  Convertible Note Payable 15% (note 4)                                         350,000              -
  Note payable, Starfish Group, LLC (note 5)                                  3,585,348      3,585,348
  -----------------------------------------------------------------------------------------------------
                                                                              6,011,806      5,439,510
Stockholders' equity:
  Share capital:
    Authorized:
      150,000,000 common shares with par value of $0.001
      25,000,000 preferred shares with par value of $0.001 (note 6)
    Issued and fully paid:
        8,500,000 (March 31 - nil) Series A, non-redeemable,
          voting, convertible preferred shares                                    8,500          8,500
        1,000,000 (March 31 -nil) Series B, non-redeemable,
          non-voting, 8% cumulative
          convertible preferred shares                                            1,000          1,000
        1,300 (March 31 -nil) Series D, redeemable, non-
          voting, convertible preferred shares                                        1              1
                                                                           ----------------------------
                                                                                  9,501          9,501
        908,500* (March 31 - 655,167*) common shares                                909            909
        Common shares to be authorized and issued                                 1,000              -
        Preferred shares to be authorized and issued                                  -              -
        Additional paid-in capital                                           15,891,611     15,742,611
        Deficit accumulated during the development stage                    (21,681,511)   (21,109,216)
        -----------------------------------------------------------------------------------------------
                                                                             (5,778,490)    (5,356,195)

                                                                           $    233,316   $     83,315
=======================================================================================================

     Note:
     * Adjusted, to reflect 30:1 reverse stock split on July 18, 2001

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Statements  of  Operations
(Unaudited)
(Expressed  in  U.S.  Dollars)

-------------------------------------------------------------------------------------------------
                                                       Period from
                                                  incorporation on   Three months   Three months
                                                           May 31,          ended          ended
                                                           1994 to         Jun 30,       Jun 30,
                                                     Jun. 30, 2001           2001           2000
=================================================================================================

Revenue:
  Interest                                        $           2,132  $           -  $       1,552
  Interest                                        $         186,097          2,301  $       1,306
  Foreign exchange                                            8,665              -          1,494
  -----------------------------------------------------------------------------------------------
                                                            194,762          2,301          2,800

Expenses:
  Accounting and audit                                      184,325         30,000         34,000
  Administration fees to Thesseus Services Inc.             276,409              -         60,000
  Bad Debts                                                  53,190              -              -
  Consulting                                              1,442,023              -        153,565
  Credit card fees and expenses                              45,055              -         15,611
  Equipment leasing                                           4,457            290            833
  Interest                                                  526,265        159,167          7,514
  Legal                                                   1,250,974            444        183,194
  Marketing                                                  56,828              -         11,070
  Miscellaneous                                              23,486          3,625          5,648
  Payroll                                                   100,495         11,889         50,329
  Printing                                                   36,018              -          4,015
  Regulatory filings                                         17,032              -          5,240
  Rent                                                       41,513          4,932         18,494
  Stock transfer fees                                        10,059          1,459              -
  Telephone                                                  19,521            442          6,646
  Travel                                                     24,037             46         10,171
  Write-off of Intellectual Capital                           2,000              -              -
  Write-off of Infobase                                     226,466              -              -
  Write-off Eikos Acquisition Ltd.                        6,107,994              -              -
  Write-off eCard Solutions, LLC                            813,885              -              -
  Write-off Themeware Note (note 9)                       4,153,826        362,301              -
  Write-off Graphics Technology Note                        587,140              -              -
  -----------------------------------------------------------------------------------------------
                                                         16,002,997        574,596        566,332
-------------------------------------------------------------------------------------------------

Loss before the following                                15,808,236        572,295        563,532
Equity losses (note10)                                    5,854,435              -        248,799
-------------------------------------------------------------------------------------------------

Loss for the period                                      21,662,671        572,295        812,331
=================================================================================================

Basic and diluted loss per share*                 $           58.24  $        0.51  $        1.24
=================================================================================================

Weighted average shares, basic and diluted*                 371,961      1,128,280        655,167
=================================================================================================

Note:  Adjusted to reflect reverse stock split 30:1 on July 18, 2001 (note 1(d))

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated  Statement  of  Cash  Flows
(Unaudited)
(Expressed  in  U.S.  Dollars)

--------------------------------------------------------------------------------------------------------
                                                            Period from
                                                       incorporation on    Three months     Three months
                                                                May 31,           ended            ended
                                                                1994 to        Jun. 30,         Jun. 30,
                                                          Jun. 30, 2001            2001             2000
========================================================================================================

Cash flows from operating activities:
  Net loss                                            $     (21,662,671)  $    (572,295)  $    (812,331)
  Items not involving cash:
      Common shares issued for services                         814,700               -               -
      Payment of expense for stock options                      150,000               -               -
      Write-off of Intellectual Capital                           2,000               -               -
      Write-off of Infobase                                     226,466               -               -
      Write-off Eikos Acquisition Ltd.                        6,107,994               -               -
      Write-off eCard Solutions, LLC                            813,885               -               -
      Write-off Themeware Note                                4,153,826         362,301               -
      Write-off Graphics Technology Note                        587,140               -               -
      Equity losses                                           5,854,435               -         248,799
  Changes in non-cash operating working
    capital:
      Decrease (increase) in prepaids                            (2,262)              -          37,596
      Decrease (increase) in interest receivable               (183,965)         (2,301)              -
      Decrease (increase) in subscription receivable                  -               -               -
      Decrease in refundable deposits                                 -               -         150,000
      Increase in accounts payable and
        accrued liabilities                                   1,494,303         198,897         373,957
----------------------------------------------------  ------------------  --------------  --------------
  Net cash used in operating activities                      (1,644,150)        (13,398)         (1,979)

Cash flows from investing activities:
  Notes receivable                                           (4,557,000)       (360,000)     (1,000,000)
  Investment in Keycom, Inc.                                   (150,000)       (150,000)              -
  Investment in eCard Solutions, Inc.                          (250,000)              -               -
  Distributions from Eikos Acquisition Limited                  486,000               -         111,375
----------------------------------------------------  ------------------  --------------  --------------
  Net cash provided by investing activities                  (4,471,000)       (510,000)       (888,625)

Cash flows from financing activities:
  Notes payable                                                 340,157          13,587         (63,430)
  Issuance of common shares                                      28,700               -               -
  Issuance of preferred shares                                1,500,000               -               -
  Common shares subscribed but unissued                         150,000         150,000               -
  Shareholder loan                                                    -               -       1,000,000
  Senior Convertible Note                                       350,000         350,000               -
  Note payable, Starfish Group, LLC                           3,585,348               -               -
  Advances from related parties, net                            160,944           9,811         (55,820)
----------------------------------------------------  ------------------  --------------  --------------
  Net cash used in financing activities                       6,115,150         523,398         880,750
----------------------------------------------------  ------------------  --------------  --------------

Increase (Decrease) in cash                                           -               -          (9,854)

Cash, beginning of period                                             -               -          10,694
----------------------------------------------------  ------------------  --------------  --------------

Cash, end of period                                   $               -   $           -   $         840
====================================================  ==================  ==============  ==============

EMERGENT  FINANCIAL  GROUP,  INC.
(Formerly  Inc.ubator  Capital,  Inc.)
(A  Development  Stage  Enterprise)

Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed  in  U.S.  Dollars)

Period from incorporation on May 31, 1994 to June 30, 2001


                                                                                                              Preferred
                                                                                                           shares to be
                                                           Common           Par         Preferred    Par     authorized
                                                           shares          value         shares     value    and issued
========================================================================================================================

June 14, 1994
Shares issued for services at $0.001                         100,000   $           1   $         -  $    -  $         -
-----------------------------------------------------  --------------  --------------  -----------  ------  ------------
Balance, March 31, 1995                                      100,000               1             -       -           99
July 31, 1995
Shares issued at $0.10                                        37,000               -             -       -            -
Net loss, year ended March 31, 1996                                -               -             -       -            -
-----------------------------------------------------  --------------  --------------  -----------  ------  ------------
Balance, March 31, 1996                                      137,000               1             -       -            -
Net loss, year ended March 31, 1997                                -               -             -       -            -
-----------------------------------------------------  --------------  --------------  -----------  ------  ------------
Balance, March 31, 1997                                      137,000               1             -       -            -
December 2, 1997
Acquisition of equity of Thesseus in Eikos                         -               -             -       -    7,177,500
February 28, 1998
Shares issued for services at $0.001                         100,000               1             -       -            -
February 28, 1998
Forward share split 45:1                                  10,428,000             105             -       -            -
Net loss, year ended March 31, 1998                                -               -             -       -            -
-----------------------------------------------------  --------------  --------------  -----------  ------  ------------
Balance, March 31, 1998                                   10,665,000             107             -       -    7,177,500
September 30, 1998
Eikos distributions                                                -               -             -       -     (370,462)
October 7, 1998
Change par value from $0.00001 to
  $0.001                                                           -          10,558             -       -            -
Net loss, year ended March 31, 1999                                -               -             -       -            -
-----------------------------------------------------  --------------  --------------  -----------  ------  ------------
Balance, March 31, 1999                                   10,665,000          10,665             -       -    6,807,038
September 14, 1999
Cancellation of shares                                    (9,000,000)         (9,000)            -       -            -
September 16, 1999
Forward share split 2:1                                    1,665,000           1,665             -       -            -
September 28, 1999
Forward share split 1.5:1                                  1,665,000           1,665             -       -            -
November 10, 1999
Eikos distributions                                                -               -             -       -     (214,544)
November 11, 1999
Shares issued on acquisition of
   CASA@Home, Inc. and Eikos
      Acquisition Limited at $0.001                        3,500,000           3,500             -       -    6,592,494
December 17, 1999
Shares issued - 50,000 for cash,
   200,000 for services at $0.50                             250,000             250             -       -            -
December 30, 1999
Share dividend at $0.001                                   8,745,000           8,745             -       -            -
January 10, 2000
Shares issued for services at $0.50                           40,000              40             -       -            -
January 18, 2000
Acquisition of investments in eCard
   Solutions, Inc. (formerly Brunswick
   Capital Partners, Inc.) and InfoBase
   Direct Marketing Services, Inc. (2,000,000 shares)              -               -             -       -            -
January 24, 2000
   Payment for share options                                       -               -             -       -            -
February 14, 2000
   Shares issued for services at $0.50                       125,000             125             -       -            -
Net loss, year ended
   March 31, 2000                                                  -               -             -       -            -
-----------------------------------------------------  --------------  --------------  -----------  ------  ------------
Balance, March 31, 2000                                   17,655,000          17,655             -       -    6,592,494
     Reverse stock split 30:1 on July 18, 2001           (17,066,500)        (17,067)
-----------------------------------------------------  --------------  --------------  -----------  ------  ------------
Balance, March 31, 2000                                      588,500             588             -       -    6,592,494
Shares issued to Thesseus International
   Asset Fund for Eikos Acquisition,
   eCard and InfoBase**                                       66,667              67     8,500,000   8,500   (6,592,494)
July 6th, 2000
   Shareholder loan converted to B preferred stock                                       1,000,000   1,000
September 22, 2000
   Issued Series D preferred stock                                                           1,300       1
   Retired common stock**                                    (10,000)            (10)
February 23, 2001
   Shares issued for services at $2.40 per share**           166,667             167
February 26, 2001
   Shares issued for services at $2.40 per share**            96,667              97
Net loss, year ended
   March 31, 2001                                                  -               -             -       -            -
-----------------------------------------------------  --------------  --------------  -----------  ------  ------------
Balance, March 31, 2001                                      908,500             909     9,501,300   9,501            -

June 11, 2001
   Subscription Agreement; Xtelligence, Inc.
   150 units (1,000,000 shares)*
Net loss, three months ended
   June, 30, 2001

Balance, June 30, 2001                                       908,500             909     9,501,300   9,501            -


                                                            Common
                                                      shares to be   Additional
                                                        authorized      paid-in     Accumulated
                                                        and issued      capital         deficit
================================================================================================

June 14, 1994
Shares issued for services at $0.001                   $         -   $        99   $          -
-----------------------------------------------------  ------------  ------------  -------------
Balance, March 31, 1995                                          -   $        99   $          -
July 31, 1995
Shares issued at $0.10                                           -         3,700              -
Net loss, year ended March 31, 1996                              -             -           (100)
-----------------------------------------------------  ------------  ------------  -------------
Balance, March 31, 1996                                          -         3,799           (100)
Net loss, year ended March 31, 1997                              -             -              -
-----------------------------------------------------  ------------  ------------  -------------
Balance, March 31, 1997                                          -         3,799           (100)
December 2, 1997
Acquisition of equity of Thesseus in Eikos                       -             -              -
February 28, 1998
Shares issued for services at $0.001                             -            99              -
February 28, 1998
Forward share split 45:1                                         -          (105)             -
Net loss, year ended March 31, 1998                              -             -           (100)
-----------------------------------------------------  ------------  ------------  -------------
Balance, March 31, 1998                                          -         3,793           (200)
September 30, 1998
Eikos distributions                                              -             -              -
October 7, 1998
Change par value from $0.00001 to
                                                                 -        (3,793)        (6,765)
Net loss, year ended March 31, 1999                              -             -         (3,578)
-----------------------------------------------------  ------------  ------------  -------------
Balance, March 31, 1999                                          -             -        (10,543)
September 14, 1999
Cancellation of shares                                           -         9,000              -
September 16, 1999
Forward share split 2:1                                          -             -         (1,665)
September 28, 1999
Forward share split 1.5:1                                        -             -         (1,665)
November 10, 1999
Eikos distributions                                              -             -              -
November 11, 1999
Shares issued on acquisition of
   CASA@Home, Inc. and Eikos
      Acquisition Limited at $0.001                              -             -              -
December 17, 1999
Shares issued - 50,000 for cash,
   200,000 for services at $0.50                                 -       124,750              -
December 30, 1999
Share dividend at $0.001                                         -             -         (8,745)
January 10, 2000
Shares issued for services at $0.50                              -        19,960              -
January 18, 2000
Acquisition of investments in eCard
   Solutions, Inc. (formerly Brunswick
   Capital Partners, Inc.) and InfoBase
   Direct Marketing Services, Inc. (2,000,000 shares)        2,000     6,642,787              -
January 24, 2000
   Payment for share options                                     -       150,000              -
February 14, 2000
   Shares issued for services at $0.50                           -        62,375              -
Net loss, year ended
   March 31, 2000                                                -             -     (1,062,077)
-----------------------------------------------------  ------------  ------------  -------------
Balance, March 31, 2000                                      2,000     7,008,872     (1,084,695)
     Reverse stock split 30:1 on July 18, 2001                            17,067
-----------------------------------------------------  ------------  ------------  -------------
Balance, March 31, 2000                                      2,000     7,025,939     (1,084,695)
Shares issued to Thesseus International
   Asset Fund for Eikos Acquisition,
   eCard and InfoBase**                                     (2,000)    6,585,927              -
July 6th, 2000
     Shareholder loan converted to B preferred stock                     999,000
September 22, 2000
     Issued Series D preferred stock                                     500,009
     Retired common stock**
February 23, 2001
     Shares issued for services at $2.40 per share**                     399,833
February 26, 2001
     Shares issued for services at $2.40 per share**                     231,903
Net loss, year ended
   March 31, 2001                                                -             -    (20,024,521)
-----------------------------------------------------  ------------  ------------  -------------
Balance, March 31, 2001                                          -    15,742,611    (21,109,216)

June 11, 2001
   Subscription Agreement; Xtelligence, Inc.
   150 units (1,000,000 shares)*                             1,000       149,000
Net loss, three months ended
   June, 30, 2001                                                                      (572,295)
-----------------------------------------------------  ------------  ------------  -------------
Balance, June 30, 2001                                       1,000    15,891,611    (21,681,511)
=====================================================  ============  ============  =============


**Adjusted  to  reflects  reverse  stock  split 1:30  on  July 18, 2001
* 90 day reset provision  in  respect to recapitalizations or reverse splits

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
Three  months  ended  June 30, 2001

1.   SIGNIFICANT  ACCOUNTING  POLICIES:

     (a)  Basis  of  presentation:

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results that will be realized for the complete fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2001 filed under cover of the Company's annual report on Form 10-KSB.

     (b)  Unaudited  interim  financial  information:

     The interim financial information as at June 30, 2001 and for the three month periods ended June 30, 2001 and 2000 is unaudited; however, such financial information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.

     (c)  Going-concern  assumption:

     These financial statements have been prepared in accordance with generally accepted accounting principles in the United States that are applicable to a going concern, which assume that the Company will continue its operations and be able to satisfy its obligations as they come due through the next year. As at June 30, 2001, the Company has a working capital deficiency of $5,928,491 incurred a loss during the three months then ended of $572,295, and has not generated a profit since incorporation.

     Future operations of the Company depend upon the continued financial support of stockholders and common controlled companies. Management is of the opinion that the going concern assumption is appropriate, and is currently evaluating different alternatives to increase the Company's capital pursuant to the Agreement and Plan of Merger dated July 19, 2001 with Keycom in the audited March 31, 2001 Financial Statements.

     (d)  Earnings  (loss)  per  share:

     Basic per share amounts are calculated based on the weighted average number of shares outstanding, and give retroactive effect to the stock splits, stock dividend and share cancellations as if they had happened at the beginning of the periods presented. Net earnings (loss) per share is computed using the weighted average number of common shares outstanding during each period, adjusted to give effect to the reverse stock split 30:1 on July 18, 2001, as follows:

     ---------------------------------------------------------------------------
                                                            2001        2000
     ---------------------------------------------------------------------------

     Three  months  ended  June  30                      1,128,280     655,167
     From incorporation on May 31, 1994 to June 30         371,961     315,221

     Diluted earnings (loss) per share has not been disclosed as the effect of the exercise of options, warrants and the conversion of convertible preferred shares would be anti-dilutive.

     (e)     Comparative  figures:

     Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.

2.   INVESTMENTS:

     (a)  Keycom  Inc.

     On June 12, 2001, the Company purchased a one-year option in consideration for a one-time non-refundable $150,000 payment, the Option Payment, to acquire Keycom for a fixed price. The option was exercised on July 19, 2001 by the delivery of the Series E preferred stock pursuant to the Agreement and Plan of Reorganization dated July 19, 2001 (see Note 13(b)).

     (b)  eCard  Solutions,  Inc.

     During the fourth quarter of the Company's 2001 fiscal year, management determined that the carrying value of the eCard Series A Preferred Stock was impaired (see Note 3(b) of the audited consolidated financial statements for the year ended March 31, 2001 for a full description), and recorded the write-down as of March 31, 2001. eCard's primary asset is an investment in Junum Series C Preferred Stock. The Company believes that the future value, if any, of the Junum Series C Preferred Stock is not determinable and the Company believes that eCard should record impairment in this asset in the amount of $5,099,490.

     The financial statements of eCard prepared by management (a Development Stage Enterprise) as at March 31, 2001 show total stockholders' equity of approximately $4,700,000, total liabilities of approximately $800,000 and total assets of approximately $5,500,000, substantially all of which is represented by the investment in Junum. Stockholders' equity is net of a deficit of approximately $1,758,000 accumulated during the development stage. eCard has a working capital deficiency of $58,349, a loss for its three months ended March 31, 2001 of $5,500 and has not generated profit since incorporation. Future operations of eCard depend on the continued financial support of stockholders (including Emergent) and common controlled companies.

3.   NOTES  PAYABLE:

     Notes payable are unsecured, bear interest at 8% per annum payable on maturity and matured on April 27, 2001, at which time the full amount of principal and interests was due. $290,000 of these notes are payable to stockholders of the Company.

     The Company was unable to repay the notes when they matured and is now in default under the terms and conditions of the notes. Negotiations are underway to remedy the effects of the default. Pursuant to a restructuring plan authorized by the Board on July 18, 2001, management is attempting to negotiate new terms that would result in the default being cured. The Company is seeking to exchange debt for equity. There can be no assurance that this effort will be successful.

4.   SENIOR  CONVERTIBLE  NOTE

     On June 1, 2001, X-telligence, Inc., a Colorado corporation, loaned the Company a total of $350,000. The proceeds were primarily used by the Company to sustain the operations of ThemeWare, by payment of certain key vendors and certain contractors deemed necessary by the Company and the lender to maintain the integrity of the remaining operations representing the ThemeWare investment. The capital was received as a bridge loan to Emergent pursuant to a convertible promissory note dated June 1, 2001, and disbursement instructions were provided to direct the loan proceeds to various entities. The note is payable at 15% interest and matures in 90 days. The lender has default remedies that include the right to purchase up to 5% of the Company.

5. NOTE PAYABLE TO STARFISH GROUP, LLC, GRAYBOX, THE DAIMYO GROUP, INC., COLLECTIVELY "STARFISH":

     As of June 30, 2001, the Company has received advances from Starfish totaling $3,585,348. The principal balance, together with interest at 10% per annum, was repayable in full on December 31, 2000. While this note is outstanding, the Company is restricted from obtaining any debt, equity or other financing unless it is applied to the repayment of this note. As security for this note, the Company granted Starfish a security interest in all of the Company's existing assets as well as, during the term of the Agreement, in any subsequently acquired stock, debt or equity interest in any other corporation. For a period of one year from the date of an event of default (as defined), Starfish had the right to convert amounts owing under the note into the most senior class of Preferred Stock of the Company that is convertible into common stock of the Company, as determined by the sole discretion of the Starfish, which common stock must then be registered pursuant to the Securities Act of 1933 within 90 days of the conversion. Upon default, for each $1,000,000, and on a pro-rata basis for any amount less than $1,000,000, the lender would be entitled to common stock equal to 5% of the Company's then outstanding common stock calculated on a fully diluted basis.

     The Company was unable to repay the Starfish notes when they matured on December 31, 2000 and is now in default under the terms and conditions of the notes. On July 3, 2001, Multivest LLC, an unrelated company, acquired Starfish Group LLC and all right, title and interest to the notes referred to collectively as the "Starfish Notes' owed by the Company. Multivest agreed to a temporary forbearance of the default pursuant to the terms of the notes and is taking no current action or remedy. The Company is currently in negotiations to convert all, or substantially all, the debt to equity. However, there can be no assurance that these negotiations will be successful. Should Multivest LLC exercise its rights under the notes and security interests granted, the Company would be not be able to continue as a going concern.

6.   PREFERENCE  SHARES:

     (a)  Series  A:

     At June 30, 2001, the Series A convertible preferred shares are not entitled to receive dividends.

     (b)  Series  B:

     At June 30, 2001, the Series B preferred shares have undeclared dividends of $78,685.

     (c)  Series  C:

     On October 8, 2000, the Board authorized the creation of Series C preferred shares. As at June 30, 2001, no class C preferred shares have been issued.

     (d)  Series  D:

     At June 30, 2001, the Series D Convertible Preferred Shares are not entitled to receive dividends.

7.   STOCK  OPTIONS  AND  WARRANTS:

     All figures are adjusted to reflect reverse stock split 30:1 on July 18, 2001.

     (a)  Stock  Option  Plan:

     During fiscal 2000, the 1999 Stock Option Plan (the "Plan") was approved by the stockholders, whereby common shares of the Company may be issued to designated employees, officers and directors pursuant to the Plan, as approved by the Compensation Committee or the Board of Directors. Subject to stockholder approval of an increase in the authorized share capital of the Company, as at March 31, 2000 the Company had granted, pursuant to the Plan, options to purchase an aggregate of 350,000 (as adjusted for the stock splits) common shares to certain officers and directors at exercise prices of between $1.20 and $60 per share. On April 24, 2000, the stockholders approved an increase in the authorized share capital of the Company, which was formalized with the filing of an amended and restated certificate of incorporation on June 1, 2000.

     The  following table summarizes the status of options outstanding under the
     Plan:
     ===========================================================================
                                                   Stock options        Weighted
                                                     outstanding   average price
     ---------------------------------------------------------------------------

     Outstanding,  March  31,  2001                      350,000     $     12.60
     Granted during the three months ended June, 2001          -               -
     Exercised during the three months ended June, 2001        -               -
     Forfeited during the three months ended June, 2001        -               -

     Outstanding,  June  30,  2001                       350,000     $     12.60
     ===========================================================================

     Exercisable,  June  30,  2001                       350,000
     ===========================================================================

     The following table provides details of options outstanding at June 30, 2001:

     ===========================================================================
                         Number                                Number
                    outstanding       Weighted            exercisable
     Range of          June 30,   average life  Weighted     June 30,   Weighted
     ---------------------------------------------------------------------------
     exercise price        2001      remaining   average         2001    average
                                                   price                   price
     ---------------------------------------------------------------------------
                                      (years)

     $1.20 to $1.35     283,333           3.4   $   1.35      283,333    $  1.35
     $60.00              66,667           8.3      60.00       66,667      60.00
     ---------------------------------------------------------------------------

                        350,000           4.3   $  12.60      350,000    $ 12.60
     ===========================================================================
     The Plan provides that the Compensation Committee or the Board of Directors may determine vesting or exercisability of any option granted, but, if not otherwise determined, options will vest and be exercisable at the date of grant. The 350,000 options granted will terminate on the earlier of five or ten years after the date of issuance or ninety days after the optionee ceases to be affiliated with the Company.

     On July 18, 2001, the board of directors voted unanimously to rescind the 1999 company stock option plan, which generally provided for up to 500,000 options to be issued.

     (b)  Other  options:

     The Company has issued options to an unrelated party, which is not covered by the 1999 Stock Option Plan, for consideration of $150,000. These options were granted on January 24, 2000, are for 16,667 common shares, have an exercise price of $210 and are exercisable for two years from the date of grant.

     (c)  Share  Issuance:

     On June 11, 2001, the Company sold 150 units to Xtelligence, Inc., consisting of commons shares and warrants. The warrants entitles them to purchase, for a term of (5) years, an aggregate of (1,000,000) shares of common stock at an exercise price equal to $0.15 per share. The warrants carry a 90 day reset provision in respect to recapitalizations or reverse splits.

8.   RELATED  PARTY  BALANCES  AND  TRANSACTIONS:

     Amounts receivable from/payable to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

9.   NOTES  RECEIVABLE,  THEMEWARE:

     The Company has advanced $360,000 for the three months ended June 30, 2001, for a combined total in advances of $3,987,000. In return, ThemeWare executed a promissory note in favor of the Company. The note bears interest at 8%, with both principal and interest payable on demand.

     As of June 30, 2001, the operations of ThemeWare continued to deteriorate and, as a result, the Company no longer has reasonable assurance that ThemeWare will continue as a going concern. As a result, the Company has determined that no additional advances should be made to ThemeWare, and that the Company's note receivable should be written off. (see Note 9(a) of the audited Consolidated Financial Statements for March 31, 2001 for details of the write-off at year-end) Accordingly, the principal of the note in the amount of $360,000 plus accumulated interest of $2,301 as of June 30, 2001 has been written off. The principal of $3,627,000 plus accumulated interest of $164,524 was written off at year-end March 31, 2001.

10.  EQUITY  LOSSES:

     eCard Solutions, Inc. ("eCard") incurred losses of $5,500 for the three months ended June 30, 2001, which is not reflected in the Consolidated Statements of Operations due to the write-down of the Company's investment in eCard Solutions, Inc., to $1 at March 31, 2001.

11.  SUPPLEMENTARY  CASH  FLOW  INFORMATION:

==========================================================================================================
                                                             Period from
                                                           incorporation on
                                                               May 31,
                                                               1994 to        Three months   Three months
                                                               June 30,         June 30,       June 30,
                                                                 2001             2001           2000
----------------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
     Common shares issued to unrelated parties on
       acquisition of CASA (note 10)                      $           2,000   $           -  $          --
     Common shares issued to Thesseus on
       acquisition of EAL (note 3(a))                                 1,500               -             --
     Eikos distributions received by Thesseus on behalf
       of the Company                                               585,006               -             --
     Preferred shares to be authorized and issued to
       Thesseus on acquisition of EAL (issued in 2001)            6,592,494               -             --
     Common shares issued for services *                            814,500              --             --
     Common shares to be authorized and issued to
       Thesseus on acquisition of investments in
       eCard and InfoBase (issued in 2001)                        6,644,787               -             --
     Note payable to eCard for investment in Series B
       preferred shares                                            (750,000)              -             --
     Conversion of shareholder loan to preferred shares           1,000,000              --              -

================================================================================

*  Net  of  cancellation.


12.  CONTINGENCY:

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

13.  SUBSEQUENT  EVENTS:

     (a)  Reorganization:

          On July 18, 2001, the Board of Directors met and unanimously elected Jason Galanis as President and CEO and, at the conclusion of the meeting, Chairman and CEO Harry Weitzel tendered his resignation along with director Pilallis.

          On August 2, 2001, holders of a majority of the issued and outstanding Common Stock approved certain actions by written consent including a name change to Emergent Financial Group Inc. and a 1 for 30 reverse stock split. The Board of Directors had unanimously approved the action on July 18, 2001.

     (b)  Acquisition  of  Keycom  Inc.

          On July 19, 2001, the Company consummated the acquisition of 100% of the capital stock of Keycom Inc., located in Westlake Village, California for an aggregate purchase price of $25,000,000. The purchase price was paid by issuance of 250,000 shares of the Company's Series E preferred stock with a face value of $100 per share. Keycom has developed proprietary transaction processing software called Xtrans which enables data communication with existing merchant credit card terminals in order to receive, record and dispatch small balance cash transactions nationally and internationally.

          On July 31, 2001 Thesseus International Asset Fund, an entity which a director and the CEO of the Company has significant beneficial ownership of, executed a Subscription Agreement with the Company to purchase up to 650 units for a purchase price of $1,000 per unit. Each unit consists of 6,666 shares of the Company's common stock and a five year warrant to purchase up to 6,666 shares of the Company's common stock at an exercise price equal to $0.15 per share. The units and warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits. As of August 7, 2001, a total of $400,000 of the $650,000 purchase price had been received by the Company. The proceeds were used to fund an investment made by the Company in Keycom.

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

          On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with Keycom, the Company used $500,000 of the proceeds obtained from the Thesseus investments described immediately above to acquire $500,000 Zero-Coupon Participating Convertible Debt Certificates from Keycom. The Debt Certificates entitle the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity. Keycom received the $500,000 on August 7, 2001.

     (c)  Heritage  West  Group  of  Companies:

          On August 1, 2001, the Company has entered into a Financial Advisory Agreement with Heritage West Securities to provide investment banking advice and related mergers and acquisition professional services. The agreement is for a one-year engagement and generally provides for fees to be paid upon consummation of acquisitions or financings.

          On August 7, 2001, the Company sold an aggregate of 50 Units, for a purchase price of $1,000 per unit, to Heritage West Holdings. Each unit consists of 6,666 shares of the Company's common stock, and a five-year warrant to purchase up to 2,000 shares of the Company's Common Stock at an exercise price equal to $0.15 per share. The Units and warrants carry a 90-day reset provision in respect to recapitalizations or stock splits. The proceeds of the subscription were disbursed directly to a supplier of the Company.

     (d)  Other:

          During the month of July 2001, Jason Galanis, the new President and CEO loaned the Company $50,000 pursuant to a senior convertible promissory note. The note is payable at 15% interest and matures in 90 days. On August 15, 2001, Jason Galanis loaned the Company an additional $51,000. The proceeds were disbursed directly to a supplier of the Company,

          On August 1, 2001, the Company entered into a Letter of Intent with an underwriter detailing a proposed underwriting engagement for the Company of $5,000,000. The Letter of Intent is not a binding commitment to raise the described funds. It is intended to express the terms and conditions negotiated by the parties in anticipation of receiving a binding, or firm, commitment from the underwriter. Management anticipates finalization of the commitment no later than August 31, 2001, which is conditional upon the recapitalization plan approved by the Board of Directors. The securities proposed to be offered, if any, will not be registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent a registration or applicable exemption from registration requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

FORWARD  LOOKING  STATEMENTS

     When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to, lack of operating history, need for additional financing and history of losses. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect Emergent Financial Group, Inc. ("Emergent" or the "Company") financial performance and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

GENERAL

     The Company has a limited operating history upon which to base an evaluation of its business. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. In addition, because the Company acquires significant interests in development stage companies, many of which generate net losses, it is experiencing, and expects to continue to experience, significant volatility in its operating results. The Company does not know when or if it will report net income, and it expects that it will report net losses in many quarters for the foreseeable future.


     On July 18, 2001, the Board of Directors adopted a new business plan which seeks to focus on investments in niche emerging payment services companies which pursue strategies in electronically delivered financial services. The board approved a restructuring plan which it hopes will include the conversion of approximately $3,000,000 of outstanding debt into approximately 15% of the Company's outstanding Common Stock on a fully diluted basis, a name change of the company from Inc.ubator Capital to Emergent Financial Group, Inc., and a 1 for 30 reverse stock split of the Company's Common Stock. In connection with approving the revised business plan at the meeting, the directors unanimously approved a resolution appointing Jason Galanis as President and CEO and, at the conclusion of the meeting, directors Weitzel and Pilallis tendered their resignations. As of August 8, 2001, the Company has completed the name change, the 1 for 30 reverse stock split, and has had substantial progress in negotiations to convert the debt as described above, although no assurance can be provided that such conversion will take place. If the Company cannot reach agreement with its secured creditors in the immediate near term, the Company may be forced into liquidation or suffer other collection remedies, all of which would have severe negative consequences for the Company.

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

Results  of  Operations  for  the  Three  Months  Ended  June  30,  2001
------------------------------------------------------------------------

     The three month period ended, June 30, 2001 continues to reflect start-up results only as Emergent began operations November 11, 1999, a period of approximately nineteen months.

     Historically, the Company's reported results of operations include all amounts for the parent company, Emergent, and its wholly owned subsidiary company, Shanecy Holdings, Inc. ("SHI"). SHI is a holding entity and as such, its operating expenses were not a material part of the operating expenses of the consolidated entity for the three months ended June 30, 2001 or since the Company began operations.

     The Company reported a net operating loss for the three months ended, June 30, 2001 of $572,295 or $0.51 per share (as adjusted for stock splits, see Financial Statements).

     Revenue. The Company reported total revenue of $2,301 for the three months ended June 30, 2001, which represents primarily interest on funds advanced to ThemeWare.

     Expenses. The Company had expenses of $574,596 for the three months ended June 30, 2001 of which, interest on the notes represented $159,167. Expenses also included audit and accounting expenses of $30,000. The Company's expenses related to the acquisitions of the companies discussed herein and the preparation of securities documents.

Financial  Condition
--------------------

     At June 30, 2001, the Company's assets were comprised primarily of investments in eCard and Keycom, Inc. Substantially all of the Company's other assets had been written off. Please see Note 3 of the Company's audited Consolidated Financial Statements for the year ended March 31, 2001 for a full description of the write-offs.

     The Company had a working capital deficiency of $5,928,491 and an accumulated deficit of $21,681,511 at June 30, 2001. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position, it will not be able to continue as a going concern. If the Company cannot reach agreement with its secured creditors in the immediate near term, the Company may be forced into liquidation or suffer other collection remedies, all of which would have severe negative consequences for the Company.

Liquidity  and  Capital  Resources
----------------------------------

     A major objective of Emergent is to raise sufficient capital to maintain its viability as ongoing concern. The primary sources of cash to date have been loans and preferred equity financing from related and unrelated parties. The Company has also raised $350,000 through a senior convertible note. Under the terms of the Senior Convertible Note, X-telligence, Inc., a Colorado corporation, loaned the Company a total of $350,000. The proceeds were primarily used by the Company to sustain the operations of ThemeWare by payment of certain key vendors and certain contractors deemed necessary by the Company and the lender to maintain the integrity of the remaining operations representing the ThemeWare investment, which was a significant asset of the company. The capital was received as a bridge loan to Emergent pursuant to a convertible promissory note dated June 1, 2001. The note is payable at 15% interest and matures in 90 days. The lender has default remedies that include the right to purchase up to 5% of the Company.

     The primary use of cash has been for general and administrative expenses, the $360,000 advanced to ThemeWare for the three months ended June 30, 2001 and $150,000 Option Payment to acquire Keycom Inc. At June 30, 2001, Emergent had zero cash on hand. The Company expects negative cash flows from operations to continue for the foreseeable future and if it is unable to promptly raise additional funding it will not be able to continue as a going concern.

     During the three months ended June 30, 2001, the Company's operations were financed primarily through short-term accounts payable ($198,897), a Subscription Agreement of common shares ($150,000) and a Senior Convertible Note to Xtelligence, Inc. ($350,000).

     At June 30, 2001, the Company had a working capital deficit of approximately $5,928,491 and zero cash on hand. If the Company is unable to promptly raise additional funding it will not be able to continue as a going concern. Management is exploring various alternatives to restructure its capital structure to facilitate raising the additional funding it critically requires. However, there can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company.

Recent  Developments
--------------------

     As of July 18, 2001, Mr. Galanis was unanimously elected by the Board of Directors as President and CEO. (Please see comment under Subsequent event) Mr. Galanis still remains a significant shareholder of the Company and a member of the Company's Board of Directors.

     On August 25, 2000, the Company entered into an agreement to purchase 100% of all of the outstanding capital stock of ThemeWare Corporation in exchange for $135,000,000 of the Company's common stock and a commitment to advance a total of $5,000,000 to ThemeWare under certain conditions. The Company did not complete the acquisition, and no shares were issued. However, the Company agreed to advance up to $5,000,000 to ThemeWare. These advances are covered by a demand note bearing interest at 8%. As of June 30, 2001, the Company had made total advances to ThemeWare of $3,987,000.

     As of June 30, 2001, the operations of ThemeWare continued to deteriorate and, as a result, the Company no longer has reasonable assurance that ThemeWare will continue as a going concern. As a result, the Company has determined that no additional advances should be made to ThemeWare, and that the Company's note receivable should be written off. (Please see Note 9(a) of the audited Consolidated Financial Statements for March 31, 2001 for details of the write-off at year-end) Accordingly, the principal of the note in the amount of $360,000 plus accumulated interest of $2,301 as of June 30, 2001 has been written off. The principal of $3,627,000 plus accumulated interest of $164,524 was written off at year-end March 31, 2001.

     On December 31, 2000, eCard sold to Junum Incorporated ("Junum") its inventory of non performing debt (the "Receivables") containing approximately 189,000 individual accounts with a face value of $352 million, as well as certain intellectual property and business systems relating to the conversion of non-performing receivables into performing receivables. The sale price was $5,100,000, payable in the form of 5,100 shares of the Junum's Series C Preferred Stock (the "Preferred Stock"). The Preferred Stock is redeemable by Junum in the event Junum does not receive at least $4,900,000 in net collections (as defined in the Asset Purchase Agreement between Junum and eCard dated December 31, 2000).

     During the fourth quarter of the Company's 2001 fiscal year, management determined that the carrying value of the eCard Series A Preferred Stock was impaired, (please see note 3(b) of the audited Consolidated Financial Statements ended March 31, 2001 for a full description of the asset and the amount of the write-down), and recorded the write-down as of March 31, 2001. eCard's primary asset is it's investment in Junum Series C Preferred Stock. The Company believes that the future value, if any, of the Junum Series C Preferred Stock is not determinable and the Company believes that eCard should record impairment in this asset as noted herein in the amount of $5,099,490.

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

SUBSEQUENT  EVENTS:

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

Acquisition  of  KeyCom,  Inc.

     On July 19, 2001, the company consummated the acquisition of 100% of the capital stock of Keycom Inc., located in Westlake Village, California for an aggregate purchase price of $25 million. The purchase price was paid by issuance of 250,000 shares of the Company's of Series E preferred stock, with a face value of $100 per share. Keycom has developed proprietary transaction processing software called Xtrans, which enables data communication with existing merchant credit card terminals in order to receive, record and dispatch instantaneously small balance cash transactions nationally and internationally.

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

Other

     During the month of July 2001, The Company had no source of liquidity, so Jason Galanis, the new President and CEO loaned the Company $50,000 for accounting and other related services pursuant to a senior convertible promissory note. The note is payable at 15% interest and matures in 90 days. On August 15, 2001, Jason Galanis loan an additional $51,000. The proceeds were disbursed directly to KPMG for payment of services for the Company.

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

                               EMERGENT  FINANCIAL  GROUP,  INC.


Date: August 24, 2001          By:  /s/  Jason  Galanis
                                  ---------------------
                               Name:  Jason  Galanis
                               Title: President and Chief Executive Officer
                                      (Duly  Authorized  Officer)