Form 10QSB
period 2001-09-30
INC UBATOR CAPITAL INC
filed 2001-11-19
CIK 1081227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR PERIOD ENDED SEPTEMBER 30, 2001

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



               3125 Sterling Circle, Suite 100, Boulder, CO 80301
               --------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (303) 544--0044
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

               Former name, former address and former fiscal year,
                          if changed since last report:
                3550 N Central Ave, Suite 1800, Phoenix, AZ 85012
                -------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 15, 2001, the issuer had 112,914,490 shares of common stock, $0.001 per value, issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES    NO  X
                                                 ---    ---

                 EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                               September 30, 2001


                                      INDEX

                                                                         Page No

PART  I  Financial  Information

Item  1. Consolidated  Financial  Statements

         Consolidated  Balance  Sheet. . . . . . . . . . . . . . . . . . . . . 3
         Consolidated  Statement  of  Operations . . . . . . . . . . . . . . . 4
         Consolidated  Statement  of  Cash  Flows. . . . . . . . . . . . . . . 5
         Consolidated  Statement  of  Stockholders'  Equity. . . . . . . . . . 6
         Notes  to  Consolidated  Financial  Statements. . . . . . . . . . . . 7

Item  2. Management's Discussion and Analysis of Financial Condition
         and  Results  of  Operations  or  Plan  of  Operation . . . . . . . .17

EMERGENT FINANCIAL GROUP, INC.                                                                  [DRAFT]
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------

                                                  Six months    Six months    Three months    Three months
                                                       ended        ended            ended           ended
                                                      Sep 30,      Sep 30,          Sep 30,         Sep 30,
                                                        2001          2000            2001            2000
===========================================================================================================
Revenue:
  Interest                                        $     2,301  $    45,472   $           -   $      44,166
  User transaction fee                                  4,616            -           4,616               -
  Foreign exchange                                      2,860        2,550           2,860           1,056
-----------------------------------------------------------------------------------------------------------
                                                        9,775       48,022           7,476          45,222
Expenses:
  Accounting and audit                                 60,000       61,500          30,000          27,500
  Administration fees to Thesseus Services Inc.             -      120,000               -          60,000
  Bad Debts                                            12,100            -          12,100               -
  Consulting                                           30,000      340,565          30,000         187,000
  Credit card fees and expenses                             -       15,611               -               -
  Equipment leasing                                       591        3,356             302           2,524
  Interest                                            263,763       56,596         104,595          49,082
  Legal                                                45,275      465,936          44,831         282,741
  Marketing                                             5,600       50,727           5,600          39,657
  Miscellaneous                                         2,587        8,898          (1,038)          3,249
  Outside Services                                     28,481            -          28,481               -
  Payroll                                              25,088       99,320          13,199          48,991
  Printing                                                  -       17,186               -          13,170
  Regulatory filings                                        -        8,293               -           3,053
  Rent                                                 23,007       48,231          18,075          29,736
  Stock transfer fees                                   6,050          804           4,591             804
  Telephone                                             1,059       10,908             617           4,262
  Travel                                                1,589       11,612           1,542           1,440
  Write-off Themeware Note (note 5c)                  393,556            -          31,254               -
-----------------------------------------------------------------------------------------------------------
                                                      934,742    1,319,543         360,346         753,211
-----------------------------------------------------------------------------------------------------------

Net Income (loss) before the following               (925,164)  (1,271,521)       (352,869)       (707,989)
Equity losses (note12)                                      -     (498,359)              -        (249,560)
-----------------------------------------------------------------------------------------------------------

Net income (loss) for the period                     (925,164)  (1,769,880)       (352,869)       (957,549)
-----------------------------------------------------------------------------------------------------------

Basic and diluted earnings (loss) per share*      $     (0.04) $    (16.22)  $       (0.01)  $       (8.78)
-----------------------------------------------------------------------------------------------------------

Weighted average shares, basic and diluted*        21,008,621      109,113      40,552,159         109,031
-----------------------------------------------------------------------------------------------------------

Note: *Adjusted to reflect reverse stock split 1:30 on July 18, 2001, August 22, 2001 and forward split 5:1 on October 29, 2001

EMERGENT FINANCIAL GROUP, INC.                                                                  [DRAFT]
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheet
(Unaudited)
(Expressed in U.S. Dollars)

========================================================================================================
                                                                            September 30     March 31
                                                                                    2001         2001
--------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS

Current assets:
  Cash                                                                     $           -   $          -
  Loans receivable                                                                40,245              -
  Receivable from related parties                                                 97,604         81,053
  Refundable deposits                                                                  -              -
  Prepaids                                                                       408,939          2,261
--------------------------------------------------------------------------------------------------------
                                                                                 546,788         83,314

Property and equipment, net (note 3)                                             283,227              -

Investments (note 5)                                                                   1              1

Other Assets:
  Intangible asset - software rights and systems (note 4)                     25,998,004              -
  Deposits                                                                        33,793              -
--------------------------------------------------------------------------------------------------------
                                                                              26,031,797              -

                                                                           $  26,861,813   $     83,315
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                 $   1,870,774   $  1,295,405
  Payable to related parties                                                     238,592        232,187
  Note payable to eCard Solutions, Inc.                                                -              -
  Notes payable (note 6)                                                         884,657        326,570
  Series E Preferred Redemption Rights, current portion (note 9e)          $   3,000,000              -
  Note payable, Starfish Group, LLC (note 8)                                   3,585,384      3,585,348
--------------------------------------------------------------------------------------------------------
                                                                               9,579,371      5,439,510
  Series E Preferred Redemption Rights,  (note 9e)                         $   1,000,000              -
Stockholders' equity:
  Share capital:
    Authorized:
      300,000,000 common shares with par value of $0.001
      25,000,000 preferred shares with par value of $0.001
    Issued and fully paid:
        8,500,000 (March 31 - 8,500,000) Series A,
                  non redeemable, voting, convertible preferred shares             8,500          8,500
        Nil (March 31 - 1,000,000) Series B, non-redeemable,
                  non-voting, 8% cumulative convertible preferred shares               -          1,000
        1,300 (March 31 - 1,300) Series D, redeemable, non-
                  voting, convertible preferred shares                                 1              1
        250,000 (March 31 -nil) Series E, redeemable,
                  non-voting, convertible preferred shares                           250              -
                                                                           -----------------------------
                                                                                   8,751          9,501
        112,187,412* (March 31 - 109,195*) common shares                         112,187            909
        Additional paid-in capital                                            38,218,385     15,742,611
        Deficit accumulated during the development stage                     (22,039,381)   (21,109,216)
--------------------------------------------------------------------------------------------------------
                                                                              16,282,442     (5,356,195)

                                                                           $  26,861,813   $     83,315
========================================================================================================

Note: *Adjusted to reflect reverse stock split 1:30 on July 18, 2001, August 22, 2001 and forward stock split 5:1 on October 29, 2001

EMERGENT FINANCIAL GROUP, INC.                                                                                 [DRAFT]
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in U.S. Dollars)

Period from incorporation on May 31, 1994 to September 30, 2001

                                                                                                             Preferred
                                                                                                          shares to be
                                                           Common         Par     Preferred       Par       authorized
                                                           shares       value        shares     value       and issued
-----------------------------------------------------------------------------------------------------------------------
June 14, 1994
Shares issued for services at $0.001                        100,000   $      1   $         -   $     -   $           -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                                     100,000          1             -
July 31, 1995
Shares issued at $0.10                                       37,000          -             -         -
Net loss, year ended March 31, 1996                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                     137,000          1             -         -               -
Net loss, year ended March 31, 1997                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                     137,000          1             -         -               -
December 2, 1997
Acquisition of equity of Thesseus in Eikos                        -          -             -         -       7,177,500
February 28, 1998
Shares issued for services at $0.001                        100,000          1             -         -               -
February 28, 1998
Forward share split 45:1                                 10,428,000        105             -         -               -
Net loss, year ended March 31, 1998                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                  10,665,000        107             -         -       7,177,500
September 30, 1998
Eikos distributions                                               -          -             -         -        (370,462)
October 7, 1998
Change par value from $0.00001 to
   $0.001                                                         -     10,558             -         -               -
Net loss, year ended March 31, 1999                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                  10,665,000     10,665             -         -       6,807,038
September 14, 1999
Cancellation of shares                                   (9,000,000)    (9,000)            -         -               -
September 16, 1999
Forward share split 2:1                                   1,665,000      1,665             -         -               -
September 28, 1999
Forward share split 1.5:1                                 1,665,000      1,665             -         -               -
November 10, 1999
Eikos distributions                                               -          -             -         -        (214,544)
November 11, 1999
Shares issued on acquisition of
   CASA@Home, Inc. and Eikos
      Acquisition Limited at $0.001                       3,500,000      3,500             -         -       6,592,494
December 17, 1999
Shares issued - 50,000 for cash,
   200,000 for services at $0.50                            250,000        250             -         -               -
December 30, 1999
Share dividend at $0.001                                  8,745,000      8,745             -         -               -
January 10, 2000
Shares issued for services at $0.50                          40,000         40             -         -               -
January 18, 2000
Acquisition of investments in eCard
   Solutions, Inc. (formerly Brunswick
   Capital Partners, Inc.) and InfoBase
   Direct Marketing Services, Inc. (2,000,000 shares)             -          -             -         -               -
January 24, 2000
   Payment for share options                                      -          -             -         -               -
February 14, 2000
   Shares issued for services at $0.50                      125,000        125             -         -               -
Net loss, year ended
   March 31, 2000                                                 -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                  17,655,000     17,655             -         -       6,592,494
     Reverse stock split 30:1 on July 18, 2001          (17,066,500)   (17,067)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                     588,500        588             -         -       6,592,494
Shares issued to Thesseus International
   Asset Fund for Eikos Acquisition,
   eCard and InfoBase**                                      66,667         67     8,500,000     8,500      (6,592,494)
July 6th, 2000
     Shareholder loan converted to B preferred stock                               1,000,000     1,000
September 22, 2000
     Issued Series D preferred stock                                                   1,300         1
     Retired common stock**                                 (10,000)       (10)
February 23, 2001
     Shares issued for services at $2.40 per share**        166,667        167
February 26, 2001
     Shares issued for services at $2.40 per share**         96,667         97
Net loss, year ended
   March 31, 2001                                                 -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                     908,500        909     9,501,300     9,501               -
     Reverse stock split 1:30 on August 22, 2001           (878,217)      (878)
     Forward stock split 5:1 on October 29, 2001            121,134        121
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                     151,417        152     9,501,300     9,501               -
June 11, 2001
   Subscription Agreement; Xtelligence, Inc.
   150 units (1,000,000 shares)*                          5,000,000      5,000
July 31, 2001
   Subscription Agreement; Thesseus International
   400 units (2,666,667 shares)*                         13,333,335     13,333
August 7, 2001
   Subscription Agreement; Heritage West
   50 units (333,333 shares)*                             1,666,665      1,667
August 7, 2001
   Series A preferred shares modification*               15,000,000     15,000
August 28, 2001
   Starfish Group, LLC Debt Conversion, issued
   (4,500,131 shares @ $0.25) for $4 million debt****    22,500,655     22,501
August 28, 2001
   Holders of Series B preferred shares, converts all
   Series B Preferred and accumulated dividends                                   (1,000,000)   (1,000)
   to 5,233,736 shares****                               26,168,680     26,169
August 28, 2001
   Officer of Company converts portion of note
   for 673,333 shares at $0.15****                        3,366,665      3,366
August 28, 2001
   Xtelligence exercise covertible note for the full
   amount including all interest****                     11,666,665     11,666
September 10, 2001
   Subscription Agreement; Thesseus International
   30 units (200,000 shares)****                          1,000,000      1,000
September 20, 2001
   Subscription Agreement; Thesseus International
   220 units (1,466,666 shares)****                       7,333,330      7,333
September 26, 2001
   Issued Series E preferred shares
   on acquisition of Keycom, Inc.                                                    250,000       250
September 26, 2001
   Shares issued to a supplier of Keycom, Inc.
   for services at $0.15 per share                        5,000,000      5,000
Net gain, six months ended
   September, 30, 2001
-----------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001                             112,187,412    112,187     8,751,300     8,751               -
-----------------------------------------------------------------------------------------------------------------------

                                                               Common
                                                         shares to be    Additional
                                                           authorized       paid-in    Accumulated
                                                           and issued       capital        deficit
---------------------------------------------------------------------------------------------------
June 14, 1994
Shares issued for services at $0.001                    $           -   $        99   $          -
---------------------------------------------------------------------------------------------------
Balance, March 31, 1995                                             -            99              -
July 31, 1995
Shares issued at $0.10                                              -         3,700              -
Net loss, year ended March 31, 1996                                 -             -           (100)
---------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                             -         3,799           (100)
Net loss, year ended March 31, 1997                                 -             -              -
---------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                             -         3,799           (100)
December 2, 1997
Acquisition of equity of Thesseus in Eikos                          -             -              -
February 28, 1998
Shares issued for services at $0.001                                -            99              -
February 28, 1998
Forward share split 45:1                                            -          (105)             -
Net loss, year ended March 31, 1998                                 -             -           (100)
---------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                             -         3,793           (200)
September 30, 1998
Eikos distributions                                                 -             -              -
October 7, 1998
Change par value from $0.00001 to
   $0.001                                                           -        (3,793)        (6,765)
Net loss, year ended March 31, 1999                                 -             -         (3,578)
---------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                             -             -        (10,543)
September 14, 1999
Cancellation of shares                                              -         9,000              -
September 16, 1999
Forward share split 2:1                                             -             -         (1,665)
September 28, 1999
Forward share split 1.5:1                                           -             -         (1,665)
November 10, 1999
Eikos distributions                                                 -             -              -
November 11, 1999
Shares issued on acquisition of
   CASA@Home, Inc. and Eikos
      Acquisition Limited at $0.001                                 -             -              -
December 17, 1999
Shares issued - 50,000 for cash,
   200,000 for services at $0.50                                    -       124,750              -
December 30, 1999
Share dividend at $0.001                                            -             -         (8,745)
January 10, 2000
Shares issued for services at $0.50                                 -        19,960              -
January 18, 2000
Acquisition of investments in eCard
   Solutions, Inc. (formerly Brunswick
   Capital Partners, Inc.) and InfoBase
   Direct Marketing Services, Inc. (2,000,000 shares)           2,000     6,642,787              -
January 24, 2000
   Payment for share options                                        -       150,000              -
February 14, 2000
   Shares issued for services at $0.50                              -        62,375              -
Net loss, year ended
   March 31, 2000                                                   -             -     (1,062,077)
---------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                         2,000     7,008,872     (1,084,695)
     Reverse stock split 30:1 on July 18, 2001                               17,067
---------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                         2,000     7,025,939     (1,084,695)
Shares issued to Thesseus International
   Asset Fund for Eikos Acquisition,
   eCard and InfoBase**                                        (2,000)    6,585,927              -
July 6th, 2000
     Shareholder loan converted to B preferred stock                        999,000
September 22, 2000
     Issued Series D preferred stock                                        500,009
     Retired common stock**
February 23, 2001
     Shares issued for services at $2.40 per share**                        399,833
February 26, 2001
     Shares issued for services at $2.40 per share**                        231,903
Net loss, year ended
   March 31, 2001                                                   -             -    (20,024,521)
---------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                             -    15,742,611    (21,109,216)
     Reverse stock split 1:30 on August 22, 2001                                878
     Forward stock split 5:1 on October 29, 2001                               (121)
---------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                             -    15,743,368    (21,109,216)
June 11, 2001
   Subscription Agreement; Xtelligence, Inc.
   150 units (1,000,000 shares)*                                    -       145,000
July 31, 2001
   Subscription Agreement; Thesseus International
   400 units (2,666,667 shares)*                                            386,667
August 7, 2001
   Subscription Agreement; Heritage West
   50 units (333,333 shares)*                                                48,333
August 7, 2001
   Series A preferred shares modification*                                   85,000
August 28, 2001
   Starfish Group, LLC Debt Conversion, issued
   (4,500,131 shares @ $0.25) for $4 million debt****                     1,102,532
August 28, 2001
   Holders of Series B preferred shares, converts all
   Series B Preferred and accumulated dividends
   to 5,233,736 shares****                                                  (25,169)
August 28, 2001
   Officer of Company converts portion of note
   for 673,333 shares at $0.15****                                           97,634
August 28, 2001
   Xtelligence exercise covertible note for the full
   amount including all interest****                                        351,135
September 10, 2001
   Subscription Agreement; Thesseus International
   30 units (200,000 shares)****                                             29,000
September 20, 2001
   Subscription Agreement; Thesseus International
   220 units (1,466,666 shares)****                                         212,667
September 26, 2001
   Issued Series E preferred shares
   on acquisition of Keycom, Inc.                                        20,999,750
September 26, 2001
   Shares issued to a supplier of Keycom, Inc.
   for services at $0.15 per share                                          145,000
Net gain, six months ended
   September, 30, 2001                                                                   1,985,999
---------------------------------------------------------------------------------------------------

Balance, September 30, 2001                                         -    39,320,917    (19,123,217)
---------------------------------------------------------------------------------------------------

*    90  day  reset  provision in respect to recapitalizations or reverse splits and  adjusted  to  reflect  forward  stock  split  5:1  on October 29, 2001
**   Adjusted  to  reflects  reverse  stock  split  1:30  on  July  18,  2001
***  Adjusted  to  reflects  reverse  stock  split  1:30  on  August  22,  2001
**** Adjusted  to  reflect  forward  stock  split  5:1  on  October  29,  2001

EMERGENT FINANCIAL GROUP, INC.                                           [DRAFT]
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------

                                                        Six months   Six months
                                                            ended         ended
                                                         Sep. 30,      Sep. 30,
                                                             2001          2000
=================================================================================
Cash flows from operating activities:
  Net income (loss)                                    $ 1,985,999   $(1,769,880)
  Items not involving cash:
      Write-off Themeware Note                             393,556             -
      Extraordinary gain on Starfish debt conversion    (2,874,967)            -
      Equity losses                                              -       498,359
  Changes in non-cash operating working
    capital:
      Decrease (increase) in prepaids                          800        12,112
      Decrease (increase) in interest receivable            (2,301)      (44,064)
      Decrease in refundable deposits                            -       150,000
      Increase in accounts payable and
        accrued liabilities                                453,482       746,856
---------------------------------------------------------------------------------
  Net cash used in operating activities                    (43,432)     (406,616)

Cash flows from investing activities:
  Notes receivable                                        (422,509)   (3,695,000)
  Investment in Keycom, Inc.                            (1,000,000)            -
  Distributions from Eikos Acquisition Limited                   -       277,200
---------------------------------------------------------------------------------
  Net cash provided by investing activities             (1,422,509)   (3,417,800)

Cash flows from financing activities:
  Notes payable                                            526,087       (63,430)
  Issuance of common shares                                950,000             -
  Issuance of preferred shares                                   -     1,500,000
  Note payable, Starfish Group, LLC                              -     2,559,765
  Advances from related parties, net                       (10,146)     (182,613)
---------------------------------------------------------------------------------
  Net cash used in financing activities                  1,465,941     3,813,722
---------------------------------------------------------------------------------

Increase (Decrease) in cash                                      -       (10,694)

Cash, beginning of period                                        -        10,694
---------------------------------------------------------------------------------

Cash, end of period                                    $         -   $         -
=================================================================================

** Adjusted, to reflect two 30:1 reverse stock splits on July 18, 2001 and August 22, 2001.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
                       Six months ended September 30, 2001

________________________________________________________________________________
Emergent Financial Group, Inc. was incorporated in Delaware in May 1994 and its predecessor business began substantive operations in November 1999, with Emergent initiating current operations in July 2001. At September 30, 2001 Emergant is considered to be a stage development enterprise for financial reporting purposes as significant revenues from its current business have not yet generated. The Company is an electronic transaction data processing holding company. The company has two primary lines of business principally conducted through its wholly owned subsidiary, Keycom, oriented around proprietary software and systems used to drive POS terminal transactions (Point-of-Sale terminals). The systems increase the terminal functionality by processing various additional specialized financial transactions in addition to traditional credit and debit payments. Our two primary systems permit the real-time transfer of funds internationally (wires)- commonly referred to as Family Remittances - and the real-time electronic distribution of pre-paid telephony and Internet services- Electronic Prepaid. The business plan of management is to become a global provider of innovative transaction data processing services. Accordingly, the Company set out to develop a payment system combining the pervasiveness of credit card terminals with the existing financial system infrastructure- the Automated Clearing House, or ACH, the credit card networks and the ATM/debit card networks. The Company's systems are designed to take advantage of the reliability of electronic payment infrastructure and telecommunications networks.

1.   SIGNIFICANT  ACCOUNTING  POLICIES:

     (a)  BASIS  OF  PRESENTATION:

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete set of annual financial statements. The results of operations for the interim periods presented are not necessarily indicative of the results that will be realized for the complete fiscal year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2001 filed under cover of the Company's annual report on Form 10-KSB.

     (b)  UNAUDITED  INTERIM  FINANCIAL  INFORMATION:

     The interim financial information as at September 30, 2001 and for the three and six month periods ended September 30, 2001 and 2000 is unaudited; however, such financial information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.

     (c)  GOING-CONCERN  ASSUMPTION:

     These financial statements have been prepared in accordance with generally accepted accounting principles in the United States that are applicable to a going concern, which assume that the Company will continue its operations and be able to satisfy its obligations as they come due through the next year. As at September 30, 2001, the Company had a working capital deficiency of $2,032,583, down from $5,928,491 at the end of the prior quarter. Net Income for the six months ended September 30, 2001 of $1,949,803 ($2,522,098 - 3 months), which primarily resulted from a one-time extraordinary gain of $2,874,967, but has not generated an operating profit since inception.

     Future operations of the Company depend upon the continued financial support of stockholders and common controlled companies. Management is of the opinion that the going concern assumption is appropriate, and is currently evaluating various alternatives to increase the Company's capital.

     (d)  EARNINGS  (LOSS)  PER  SHARE:

     Basic per share amounts are calculated based on the weighted average number of shares outstanding, and give retroactive effect to the stock splits, stock dividend and share cancellations as if they had happened at the beginning of the periods presented. Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period, adjusted to give effect to the reverse stock split 1:30 on July 18, 2001 and August 22, 2001 (the "Reverse Stock Splits") and a forward split 5:1 (the "Forward Split") on October 29, 2001 as follows:

     ---------------------------------------------------------------------------
                                                           2001       2000
     --------------------------------------------------------------------------

     Three months ended September 30                     48,867,619  109,031
     Six months ended September 30                       25,189,070  109,113
     From incorporation on May 31, 1994 to June 30        1,788,367   60,225

     Diluted earnings (loss) per share have not been disclosed as the effect of the exercise of options, warrants and the conversion of convertible preferred shares would be anti-dilutive due to the loss from continuing operation. Information stated herein as being adjusted to reflect stock splits reflect the two Reverse Splits which occurred during the quarter ended September 30, 2001.

     (e)  COMPARATIVE  FIGURES:

     Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.

     (f)  GOODWILL  AND  OTHER  INTANGIBLES

     Goodwill and other intangibles are carried at cost less accumulated amortization. The cost of goodwill and other identified intangibles are being amortized on a straight-line basis over three years. Other intangibles include purchased domain names, licenses, and identifiable intangibles acquired in business combination.

     (g)  IMPAIRMENT  OF  LONG-LIVED  ASSETS,  INCLUDING  GOODWILL  AND  OTHER
          INTANGIBLES

     The Company assesses the impairment of its long-lived assets and other identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board Opinion (APB) No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could result in an impairment review include but are not limited to, significant underperformance relative to expected historical or projected future operating results, undiscounted cash flows are less than the carrying value, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends and a significant decline in our stock price for a sustained period. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on the projected discounted cash flow method using a discount rate commensurate with the risk inherent to the Company's current business model. As of September 30, 2001, the Company has not identified any such impairment.

     (h)  REVENUE  RECOGNITION

     The Company earns transaction fees from processing transactions for selected customers. Revenue resulting from these transactions is recognized as transactions are completed. A transaction fee is charged to customers at the time services are performed.

     (i)  TRANSACTION  PROCESSING  EXPENSES

     Transaction processing expenses consist primarily of third party transaction fees, such as Automatic Clearing House (ACH) and check processing, credit card processing and debit card processing expenses.

     (j)  INCOME  TAXES

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     (k)  RECENT  ACCOUNTING  PRONOUNCEMENTS

     BUSINESS  COMBINATIONS

     In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, Business Combinations ("SFAS No. 141"). This standard concludes that all business combinations within the scope of the statement will be accounted for using the purchase method. Previously, the pooling-of-interests method was required whenever certain criteria were met. SFAS No. 141 requires separate recognition of intangible assets apart from goodwill if they meet one of two criteria: the contractual-legal criterion or the separability criterion. SFAS No. 141 also requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

     The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. SFAS No. 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption of this standard to have a significant impact on the cash flows or statement of operations.

     GOODWILL  AND  OTHER  INTANGIBLES

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). It addressed how intangible assets that are acquired individually or within a group of assets (but not those acquired in business combination) should be accounted for in the financial statements upon their acquisition. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated. SFAS No. 142 also prescribes that goodwill and other intangibles that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40-year ceiling. SFAS No. 142 provides specific guidance for the testing of goodwill for impairment, which may require remeasurement of the fair value of the reporting unit. Additional ongoing financial statement disclosures are also required.

     The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of the fiscal year and applied to all goodwill and other intangibles recognized in the financials at that date. Impairment losses are to be reported as resulting from a change in accounting principle. The impact on the Company of the adoption of this standard has not yet been determined.

     In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. It supercedes SFAS No. 121 Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and APB Opinion No. 30 Reporting the Effects of Disposal of a Segment of a Business. It establishes a single account model based upon the framework of SFAS No. 121. It removes goodwill and intangible assets from its scope. It describes a probability-weighted cash flow estimation approach to deal with certain situations. It also establishes a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company has not fully assessed the impact of the adoption of SFAS 144 upon its financial position or results of operations.

2.   BUSINESS  COMBINATION

     On September 26, 2001, the Company acquired 100% of Keycom, Inc including all intellectual property for aggregate consideration of $26,150,000. The acquisition was entered into by a special-purpose, wholly owned subsidiary of the company, KeyCom Holdings, Inc., through a merger with Keycom, Inc, a Delaware Corporation, which developed the XTRAN point-of-sale system. KeyCom Holdings was the surviving entity in the merger. Under the terms of the agreement, the Company issued 250,000 shares of Series E Preferred Stock (see note 9(e) for a full description) with a stated value of $100 per share, or $25,000,000 in securities, and invested $1,000,000 in the form of financial instruments and cash infusions into KeyCom, for an aggregate consideration of $26,150,000.

     The merger has been accounted for under the purchase accounting method. The purchase price of $26,150,000 was allocated among the identifiable tangible and intangible assets based on the fair market value of those assets. The excess of the purchase price over the fair value of net assets acquired totaled $25,702,989. Purchased technology that had reached technological feasibility and was principally represented by the technology underlying the XTRAN product was valued using a replacement cost method. This analysis resulted in an allocation of $25,702,989 million to existing technology.

3.   PROPERTY  AND  EQUIPMENT:

     Property and equipment consists of the following at September 30, 2001:
          Point-of-sale terminals               $  215,000
          Computers and equipment                   64,106
          Furniture and fixtures                    70,344
                                                ----------
                                                   349,450
     Less: Accumulated depreciation                 66,223
                                                ----------
                                                $  283,227
                                                ----------

4.   INTANGIBLE  ASSET  -  SOFTWARE  RIGHTS  AND  SYSTEMS

     The software, systems and intellectual property associated with the international cash remittance business is referred to as the XTRAN System and was acquired in connection with the acquisition of Keycom. The System includes the proprietary terminal-driving software, the integrated proprietary back-end database, Automated Clearing House (ACH) processing software, exclusive strategic contracts, system know-how based on field operations and various trade secrets accumulated during the development and implementation stages.

     Keycom was formed in 1999 to develop a software system to permit the automated transfer of funds from one independent location to another within the United States or to destinations around the world. XTRAN is in the process of obtaining protection for its intellectual property, including software. The proprietary systems generate a free 5-minute phone card including a print out of the transaction confirmation and the customer selected private wire code. Management believes it is the only fully electronic, web-enabled system available in the market that is capable of processing cross-border wire transfers originated at point-of-sale through traditional credit card swipe terminals.

     The Company's subsidiary also has an existing contract with a third-party technology company that has developed patented point-of-sale terminals used to vend prepaid products. This company currently operates 25,000 terminals in retail locations nationwide and in six countries. XTRAN software is being deployed on this network pursuant to the LDC Direct Distributor Agreement, providing Keycom a network larger that all competitor but one for its software and system. The system recorded 26,000,000 individual customer transactions last year, providing the Company an established audience for its additional product.

     Based on market analysis, management of the Company believes the purchase price of the software and business systems is a fair market price for a system in a similar state of development and deployment. Management has evaluated a written proposal from a US financial institution to acquire a financial stake in Keycom immediately prior to the transaction with the Company. Based on this independent indicative valuation, and other factors, management has determined that the purchase price and resulting carrying value is appropriate.

5.   INVESTMENTS:

     (a)  KEYCOM  HOLDING  CORP.

     On June 12, 2001, the Company purchased a one-year option in consideration for a one-time non-refundable $150,000 payment (the Option Payment) to acquire Keycom, Inc. for a fixed price. The option was exercised on July 19, 2001 by the delivery of the Series E Preferred Stock pursuant to the Agreement and Plan of Reorganization dated July 19, 2001

     On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with Keycom, the Company invested $500,000 of the proceeds obtained from the Thesseus investments described herein above to acquire $500,000 Zero-Coupon Participating Convertible Debt Certificates from Keycom. The Debt Certificates entitles the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity. Keycom received the $500,000 on August 7, 2001. On September 26, 2001, the Company consummated its acquisition of KeyCom, Inc. pursuant to the terms of the previously reported Agreement and Plan of Reorganization, dated as of July 19, 2001 (see note 2).

     (b)  ECARD  SOLUTIONS,  INC.

     During the fourth quarter of the Company's 2001 fiscal year, its management determined that the carrying value of the eCard Series A Preferred Stock was impaired (see Note 3(b) of the audited consolidated financial statements for the year ended March 31, 2001 for a full description), and recorded the write-down as of March 31, 2001. eCard's primary asset is an investment in Junum Series C Preferred Stock. The Company believes that the future value, if any, of the Junum Series C Preferred Stock is not determinable and the Company believes that eCard should record impairment in this asset in the amount of $5,099,490.

     The financial statements of eCard prepared by management (a Development Stage Enterprise) as of March 31, 2001 show total stockholders' equity of approximately $4,700,000, total liabilities of approximately $800,000 and total assets of approximately $5,500,000, substantially all of which is represented by the investment in Junum. Stockholders' equity is net of a deficit of approximately $1,758,000 accumulated during the development stage. eCard has a working capital deficiency of $58,349, a loss for its three months ended March 31, 2001 of $5,500 and has not generated profit since incorporation. Future operations of eCard depend on the continued financial support of stockholders (including Emergent) and common controlled companies.

     (c)  THEMEWARE:

     The Company has advanced $393,556 ($31,254 for the three months ended September 30, 2001) for the six months ended September 30, 2001, for a combined total in advances of $4,018,254. In return, ThemeWare executed a promissory note in favor of the Company. The note bears interest at 8%, with both principal and interest payable on demand.

     As of September 30, 2001, the operations of ThemeWare continued to deteriorate and, as a result, the Company no longer has reasonable assurance that ThemeWare will continue as a going concern. As a result, the Company has determined that no additional advances should be made to ThemeWare, and that the Company's note receivable should be written off (see Note 9(a) of the audited Consolidated Financial Statements for March 31, 2001 for details of the write-off at year-end). Accordingly, the principal of the note in the amount of $393,556 plus accumulated interest of $2,301 as of September 30, 2001 has been written off. The principal of $3,627,000 plus accumulated interest of $164,524 was written off at year-end March 31, 2001.

6.   NOTES PAYABLE:

     (a)  UNSECURED  NOTES  PAYABLE

     Notes payable are unsecured and bear interest at 8% per annum payable on maturity. $290,000 of these notes are payable to stockholders of the Company. The Notes matured on April 27, 2001, at which time the full amount of principal and interests was due.

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

     (b)  SECURED  NOTES  PAYABLE

     $450,000 of notes payable by Keycom are secured by certain assets of Keycom and personally guaranteed by the president of Keycom Holdings Corporation. The notes bear interest at 15% per annum payable on maturity and are repayable on January 31, 2002.

     (c)  CONVERTIBLE  NOTE  PAYABLE

     During the month of July 2001, Jason Galanis, the new President and CEO loaned the Company $50,000 pursuant to a senior convertible promissory note. The note is payable at 15% interest and matures in 90 days. On August 15, 2001, Jason Galanis loaned the Company an additional $51,000. The proceeds were disbursed directly to a supplier of the Company.

     On  August  28,  2001,  Jason  Galanis  elected  to  convert  $101,000 into
     3,366,665  common  shares  at  $0.03  (as  adjusted  for  stock  splits).

7.   SENIOR CONVERTIBLE NOTE TO XTELLIGENCE, INC.

     On June 1, 2001, X-telligence, Inc., a Colorado corporation, loaned the Company a total of $350,000. The proceeds were primarily used by the Company to sustain the operations of ThemeWare, by payment of certain key vendors and certain amounts owed contractors deemed necessary by the Company and the lender to maintain the integrity of the remaining operations representing the ThemeWare investment. The capital was received as a bridge loan to Emergent pursuant to a convertible promissory note dated June 1, 2001, and disbursement instructions were provided to direct the loan proceeds to various entities. The note is payable at 15% interest and matures in 90 days. The lender has default remedies that include the right to purchase up to 5% of the Company.

     On August 28, 2001, X-telligence, Inc. elected to convert $350,000, plus all accrued interest into 11,666,665 common shares (as adjusted for stock splits).

8. NOTE PAYABLE TO STARFISH GROUP, LLC, GRAYBOX, THE DAIMYO GROUP, INC., COLLECTIVELY "STARFISH":

     As of September 30, 2001, the Company has received advances from Starfish totaling $3,585,348. The principal balance, together with interest at 10% per annum, was repayable in full on December 31, 2000. While this note is outstanding, the Company is restricted from obtaining any debt, equity or other financing unless it is applied to the repayment of this note. As security for this note, the Company granted Starfish a security interest in all of the Company's existing assets as well as, during the term of the Agreement, in any subsequently acquired stock, debt or equity interest in any other corporation. For a period of one year from the date of an event of default (as defined), Starfish had the right to convert amounts owing under the note into the most senior class of Preferred Stock of the Company that is convertible into common stock of the Company, as determined by the sole discretion of the Starfish, which common stock must then be registered pursuant to the Securities Act of 1933 within 90 days of the conversion. Upon default, for each $1,000,000, and on a pro-rata basis for any amount less than $1,000,000, the lender would be entitled to common stock equal to 5% of the Company's then outstanding common stock calculated on a fully diluted basis.

     The Company was unable to repay the Starfish notes when they matured on December 31, 2000 and was in default under the terms and conditions of the notes. On July 3, 2001, Multivest LLC, an unaffiliated third party company, acquired Starfish Group LLC and all right, title and interest to the notes referred to collectively as the "Starfish Notes' owed by the Company. Multivest agreed to a temporary forbearance of the default pursuant to the terms of the notes and is taking no current action or remedy.

     On August 28, 2001, the Starfish Group, LLC and the Company reached an agreement to convert $3,585,348 plus $414,652 of accrued interest for a total of $4,000,000 into 22,500,655 shares (as adjusted for stock splits) of common stock in the Company. However, the agreement provides for a limited option permitting Starfish, LLC to surrender such shares to the Company and reinstate the Notes and all rights currently related thereto, in full, including, without limitation, all security interests and liens, at any time on or prior to November 30, 2001. In the event the conversion is not rescinded on or prior to November 30, 2001, Starfish will convert the ($149,724.92) balance of the Notes into 803,695 shares of common stock (as adjusted for stock splits).

     If the agreement to convert is rescinded as described above, the warrants delivered in connection thereto will be cancelled. Because the agreement provides for a potential rescission, the Company is not recording the extinguishment of the liability until such time as the conversion is final. In order to further induce the note holders to convert to equity, the Company issued warrants to the note holders to purchase up to an aggregate of 23,000,000 shares of the Company's common stock at $0.002 (as adjusted for stock splits) at any time prior to June 30, 2006.

9.   PREFERENCE SHARES:

     (a)  SERIES  A:

     On August 7, 2001, the Company entered into an agreement with the holders of the Series A Preferred shares, Thesseus International Asset Fund, to modify the Rights and Preferences of the Preferred Series including granting two-for-one voting rights to the holders of the Series A Preferred Stock, on an as converted basis, and requiring a 75-day notice period prior to conversion, and providing that the Series A Preferred Stock would have an alternative conversion right (the holders having the right to choose between the two alternatives) to convert into 20% of the issued and outstanding common stock of the Company on the date of the conversion. Thesseus agreed to pay consideration of $100,000 cash. The fee was paid to the Company and proceeds were disbursed by the investor to Keycom for the benefit of the Company.

     On August 28, 2001, the Series A holder, Thesseus, and the Company agreed to further modify the Series A Preferred to amend and restate the certificate of designations. The amendment and restatement provides, in part, that the fixed conversion rate of the Series A Preferred Stock would be modified down from two shares of common for each share of Series A Preferred Stock to 1.65 shares of common stock per Series A Preferred share (thereby reducing the number of shares of common stock issuable upon conversion of the Series A Preferred Stock by 3,000,000 shares) and that the variable alternative conversion rate would be reduced from 20% to 19.99 percent. The Company issued 15,000,000 restricted common shares (adjusted for stock splits) to Thesseus in consideration of this and other modifications.

     At September 30, 2001, the Series A convertible preferred shares are not entitled to receive dividends.

     (b)  SERIES  B:

     On August 28, 2001, Blair Business Development, LLC elected to convert 1,000,000 Series B Preferred Stock including $99,333 of accrued dividends into 26,168,680 shares of common stock (as adjusted for stock splits) of the Company. In order to further induce Holders of the Series B Preferred shares to convert to common stock, warrants were granted to enable the Holders to purchase up to an aggregate of 27,000,000 shares of the Company's common stock at $0.002 (as adjusted for stock splits) at any time prior to June 30, 2006.

     At  September  30, 2001, there is no outstanding Series B preferred shares.

     (c)  SERIES  C:

     On October 8, 2000, the Board authorized the creation of Series C preferred shares. As at September 30, 2001, no class C preferred shares have been issued.

     (d)  SERIES  D:

     At September 30, 2001, the Series D Convertible Preferred Shares are not entitled to receive dividends.

     (e)  SERIES  E:

     On September 26, 2001, the Company consummated its acquisition of KeyCom, Inc. pursuant to the terms of the previously reported Agreement and Plan of Reorganization, dated as of July 19, 2001. Pursuant to the Merger
     Agreement, the shareholders of KeyCom, Inc. received 250,000 of the Company's Senior Series E Secured Preferred Stock with a stated value of $100 per share. The Series E Preferred Stock will not be transferable until September 26, 2003. Pursuant to the terms of the Agreement and Plan of Merger, the Company also invested $1,000,000 into KeyCom, Inc. prior to closing.

     Commencing January 1, 2003, the shares of Series E Preferred Stock may be converted into Common shares in to the Company, equal to the Stated Value of such share or shares of Series E Preferred Stock (such sum being hereinafter referred to as the Conversion Amount), divided by the Market Price, provided, however, that in no event shall the Conversion Price be greater than $0.30 per share of Common Stock (the Maximum Conversion Price)(as adjusted for stock splits). The Conversion Price and the number of Common Shares into which the Series E Preferred Stock shall be convertible shall be adjusted for stock splits, combinations, or other similar events.

     Series E Preferred Stock holders shall be required to convert if the common stock into which it is to convert has a market value equal to 200% of the stated value of the Series E Preferred Stock.

     The holders of the Series E shall have the unconditional right to put $1,000,000 of stated value of stock per calendar quarter to the company for purchase. The Company has an unconditional right to call such stock in the same amount and on the same schedule. The Company has the right to also designate any third party as the counter-party to the put rights. The Company also has the right to assign its call rights to any third party without consent of the preferred holders. The put-call right shall commence on January 1, 2002 and will continue for three subsequent quarters.

     On or anytime before January 1, 2003, the Company has the right to call the remaining Series E Preferred Stock outstanding. This right is also transferable to a third party designee, or designees, in whole or in part, as determined in the sole discretion of the Company; however, such transfer shall not serve to relieve the company of its liabilities.

     At September 30, 2001, the Series E Convertible Preferred Shares are not entitled to receive dividends.

10.  PRIVATE  PLACEMENT,  STOCK  OPTIONS  AND  WARRANTS:

     All figures are adjusted to reflect reverse stock split 1:30 on July 18, 2001, August 22, 2001 and forward stock split 5:1 on October 29, 2001.

     (a)  Stock  Option  Plan:

     During fiscal 2000, the 1999 Stock Option Plan (the "Plan") was approved by the stockholders, whereby common shares of the Company may be issued to designated employees, officers and directors pursuant to the Plan, as approved by the Compensation Committee or the Board of Directors. Subject to stockholder approval of an increase in the authorized share capital of the Company, as at March 31, 2000 the Company had granted, pursuant to the Plan, options to purchase an aggregate of 58,333 (as adjusted for the stock splits) common shares to certain officers and directors at exercise prices of between $7.20 and $360 per share. On April 24, 2000, the stockholders approved an increase in the authorized share capital of the Company, which was formalized with the filing of an amended and restated certificate of incorporation on June 1, 2000.

     On July 18, 2001, the board of directors voted unanimously to rescind the 1999 company stock option plan, which generally provided for up to 83,333 options to be issued.

     (b)  Other  options:

     The Company has issued options to an unrelated party, which is not covered by the 1999 Stock Option Plan, for consideration of $150,000. These options were granted on January 24, 2000, are for 2,778 common shares, have an exercise price of $1,260 and are exercisable for two years from the date of grant.

     (c)  Restricted  common  share  and  Warrant  Issuance:

     On June 11, 2001, the Company sold 150 units to Xtelligence, Inc., consisting of commons shares and warrants. The warrants entitles the holder to purchase, for a term of (5) years, an aggregate of 5,000,000 shares of common stock at an exercise price equal to $0.03 per share. The warrants carry a 90 day reset provision in respect to recapitalizations or reverse splits.

     On July 31, 2001 Thesseus International Asset Fund, an entity which a director and the CEO of the Company has significant beneficial ownership of, executed a Subscription Agreement with the Company to purchase up to 650 units for a purchase price of $1,000 per unit. Each unit consists of 33,333 shares of the Company's common stock and a five year warrant to purchase up to 33,333 shares of the Company's common stock at an exercise price equal to $0.03 per share. The units and warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits. As of September 30, 2001, a total of $650,000 purchase price had been received by the Company. The proceeds were used to fund an investment made by the Company in Keycom. A total of 21,666,667 warrants were issued pursuant to this subscription.

     On August 7, 2001, the Company sold an aggregate of 50 Units, for a purchase price of $1,000 per unit, to Heritage West Holdings. Each unit consists of 33,333 shares of the Company's common stock, and a five-year warrant to purchase up to 10,000 shares of the Company's Common Stock at an exercise price equal to $0.03 per share. The Units and warrants carry a 90-day reset provision in respect to recapitalizations or stock splits. The proceeds of the subscription were disbursed directly to a supplier of the Company. A total of 500,000 warrants were issued pursuant to this subscription.

     On  August  28,  2001,  the  holders  of  the  Starfish  notes  were issued
     23,000,000 warrants in connection with the agreement to convert the outstanding notes to common stock. The warrants are exercisable at $0.002 and expire in June 30, 2006. (see note 8).

     On August 28, 2001, the holders of the Series B preferred shares were issued 27,000,000 warrants in connection with the agreement of the holders to convert the preference shares to common stock. The warrants are exercisable at $0.02 and expire in June 30, 2006. (see note 9(b).

11.  RELATED  PARTY  BALANCES  AND  TRANSACTIONS:

     Amounts receivable from/payable to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

12.  EQUITY  LOSSES:

     eCard Solutions, Inc. ("eCard") incurred losses of $5,500 for the three months ended June 30, 2001, which is not reflected in the Consolidated Statements of Operations due to the write-down of the Company's investment eCard Solutions, Inc., to $1 at March 31, 2001.

13.  SUPPLEMENTARY  CASH  FLOW  INFORMATION:

=====================================================================================================
                                                     Period from
                                                incorporation on
                                                          May 31,
                                                         1994 to      Six months         Six months
                                                        Sept. 30,       Sept. 30,          Sept. 30,
                                                            2001            2001               2000
-----------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
    Common shares issued to unrelated parties on
       acquisition of CASA (note 10)                     $     2,000   $               -  $        --
    Common shares issued to Thesseus on
       acquisition of EAL (note 3(a))                          1,500                   -           --
    Eikos distributions received by Thesseus on behalf
       of the Company                                        585,006                   -           --
    Preferred shares to be authorized and issued to
       Thesseus on acquisition of EAL (issued in 2001)     6,592,494                   -           --
    Common shares issued for services *                      814,500                  --           --


    Common shares to be authorized and issued to
       Thesseus on acquisition of investments in
       eCard and InfoBase (issued in 2001)                 6,644,787                   -           --
    Note payable to eCard for investment in Series B
       preferred shares                                     (750,000)                  -           --
    Conversion of shareholder loan to preferred shares     1,000,000                  --    1,000,000
    Common shares issued for Series B preferred
       conversion                                              1,000               1,000           --
    Common shares issued to Officer of Company
       for converting partial note                           101,000             101,000           --
    Common shares issued to Xtelligence for
       converting note and all accrued interest              362,801             362,801           --
    Common shares issued to Carbon House
       pursuant to the Consulting Agreement                  150,000             150,000           --
    Common shares issued to Starfish Group, Inc.
       for converting note and partial interest            4,000,000           4,000,000           --
    Series E Preferred shares issued to unrelated
       parties on acquisition of Keycom, Inc.             25,000,000          25,000,000           --
=====================================================================================================

* Net of cancellation.


14.  CONTINGENCY:

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

15.  COMMITMENTS:

     LEASES

     The Company has entered into a lease for its facilities in Boulder, Colorado. Under the terms of the lease, the Company leased 6,438 square feet for a term of five years beginning October 1, 2001. Obligations under the lease are $56,735, $77,916, $80,253, $82,661, and $85,141 in years one through five, respectively. Common expenses are estimated to be $17,511 per year with provisions for annual adjustments.

16.  SUBSEQUENT EVENTS:
     (a)  CHANGE  IN  CAPITALIZATION:

     On October 29, 2001, holders of a majority of the issued and outstanding Common Stock approved certain actions by written consent that provided for 5 for 1 forward stock split and an increase in the authorized share capital of the Company, which was formalized with the filing of an amended and restated certificate of incorporation on October 31, 2001.

     (b)  OTHER  ACQUISITIONS:

     On October 12, 2001, the company signed a binding Letter of Intent to acquire a venture partner of Keycom that owns and operates a proprietary network of point-of-sale terminals distributed nationally and internationally. The Letter of Intent sets forth the terms and condition of the acquisition, including all detailed information on purchase price, contingent payments, investments into the company and other material terms, as well as provides for no-shop provisions as to the sellers, break-up fee penalty payments and pre-closing confidentiality provisions. Management anticipates the transaction closing in November, but there is no assurance that the transaction will close, or that it will be successful if it does.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Expressed in U.S. Dollars)
Three months ended September 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to, lack of operating history, need for additional financing and history of losses. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the financial performance and results of operations of Emergent Financial Group, Inc. ("Emergent" or the "Company") and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based upon assumptions, projections, forecasts and other information deemed reasonable by management.

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

The Company is an electronic transaction data processing holding company. The company has two primary lines of business principally conducted through its wholly owned subsidiary, Keycom, oriented around proprietary software and systems used to drive POS terminal transactions (Point-of-Sale terminals). The systems increase the terminal functionality by processing various additional specialized financial transactions in addition to traditional credit and debit payments. Our two primary systems permit the real-time transfer of funds internationally (wires)- commonly referred to as Family Remittances - and the real-time electronic distribution of pre-paid telephony and Internet services-Electronic Prepaid. The business plan of management is to become a global provider of innovative transaction data processing services. Accordingly, the Company set out to develop a payment system combining the pervasiveness of credit card terminals with the existing financial system infrastructure- the Automated Clearing House, or ACH, the credit card networks and the ATM/debit card networks. The Company's systems are designed to take advantage of the reliability of electronic payment infrastructure and telecommunications networks.

The software, systems and intellectual property associated with the international cash remittance business is referred to as the XTRAN System and was acquired in connection with the acquisition of Keycom. The System includes the proprietary terminal-driving software, the integrated proprietary back-end database, Automated Clearing House (ACH) processing software, exclusive strategic contracts, system know-how based on field operations and various trade secrets accumulated during the development and implementation stages.

Keycom was formed in 1999 to develop a software system to permit the automated transfer of funds from one independent location to another within the United States or to destinations around the world. The proprietary systems generate a free 5-minute phone card including a print out of the transaction confirmation and the customer selected private wire code. Management believes it is the only fully electronic, web-enabled system available in the market that is capable of processing cross-border wire transfers originated at point-of-sale through traditional credit card swipe terminals.

The Company has had substantial progress in developing and implementing its new business plan:

     - On July 18, 2001, the Board of Directors adopted a new business plan which seeks to focus on investments in niche emerging payment services companies which pursue strategies in electronically delivered financial services. The board approved a restructuring plan which resulted in:
          o the amendment and restatement of the Company's Series A Convertible Preferred Stock,
          o two one-for-30 reverse stock splits (on July 18, 2001 and on August 22, 2001),
          o    a  five-for-one  forward  stock  split  (on  October  29,  2001),
          o the conversion of all of the Company's Series B Convertible Preferred Stock, representing $1,100,000 in face value including accrued dividends, into common stock, and
          o the conversion of approximately $4,460,000 in convertible debt into common stock.

          As of November 15, 2001, the Company has had substantial progress in negotiations to convert outstanding debt as described above, and continues to negotiate to convert additional debt, although no assurance can be provided that such conversion will take place. If the Company cannot reach agreement with its creditors in the immediate near term, the Company may be forced into liquidation or suffer other collection remedies, all of which would have severe negative consequences for the Company.

     - The Company raised debt and equity investments of approximately $1,050,000 to fund its operations and acquisition program.

     - On September 26, 2001, the Company completed its previously announced acquisition of KeyCom, Inc. for $1,000,000 cash and $25,000,000 of the Company's Senior Series E Preferred Stock, which is described in greater detail below. KeyCom was formed in 1999 to develop a software system to permit the automated transfer of funds from one independent location to another within the United States or to destinations around the world.

     - On October 12, 2001, the company signed a binding Letter of Intent to acquire a company that owns and operates a proprietary network of point-of-sale terminals distributed nationally and internationally. The Letter of Intent sets forth the terms and conditions of the acquisition, including all detailed information on purchase price, contingent payments, investments into the company and other material terms, as well as provides for no-shop provisions as to the sellers, break-up fee penalty payments and pre-closing confidentiality provisions. Management anticipates the transaction closing in November, but there is no assurance that the transaction will close, or that it will be successful if it does.

EFFECT OF ACCOUNTING METHODS
----------------------------

The various interests that Emergent acquired in its subsidiaries are accounted for under the equity, consolidation or cost method. The applicable accounting method is generally determined based on the Company's voting interest in the subsidiaries. In the future, the presentation of the Company's financial statements may differ from period to period, primarily due to whether or not it applies the consolidation method or the equity method. This could result if its voting interest in a company either rises above or drops below 50%. See Note 2(b) of the notes to the Company's audited Consolidated Financial Statements filed in the Form 10KSB for the year-end March 31, 2001, for a detailed discussion of these accounting methods.

The Company evaluates, on an ongoing basis, the carrying value of its ownership interests in and advances to the companies in which it has invested (Subsidiaries) for possible impairment, based on achievement of business plan objectives, the financial condition and prospects of the Subsidiaries and other relevant factors. Such factors may be financial or non-financial in nature.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
-----------------------------------------------------------------

The six month period ended September 30, 2001 continues to reflect start-up results only as Emergent was incorporated in Delaware in May 1994 and its predecessor business began substantive operations in November 1999, with Emergent initiating current operations in July 2001., including a restructuring and recapitalization of the Company.

Historically, the Company's reported results of operations include all amounts for the parent company, Emergent, and its wholly owned subsidiaries, Shanecy Holdings, Inc. (SHI) and Keycom Holding Corporation (KHC), through the acquisition merger of Keycom, Inc. SHI is a holding entity and as such, its operating expenses were not a material part of the operating expenses of the consolidated entity for the six months ended September 30, 2001 or since the Company began operations.

The Company reported a net operating gain for the six months ended, September 30, 2001 of $1,949,803 or $0.08 per share (as adjusted for stock splits, see Financial Statements) and $2,522,098 or $0.05 per share (as adjusted for stock splits) for the three months ended September 30, 2001.


Revenue. The Company reported total revenue of $2,884,745 for the six months ($2,882,444 - 3 months) ended September 30, 2001, which represents primarily a one-time extraordinary gain of $2,874,967.

Expenses. The Company had expenses of $934,942 for the six months ($360,346 - 3 months) ended September 30, 2001 of which, interest on the notes represented $263,763 ($104,595 - 3 months). Expenses also included audit and accounting expenses of $60,000 ($30,000 - 3 months), payroll expenses of $61,284 ($49,395 -
3 months). The Company's expenses related to the acquisitions of the companies discussed herein and the preparation of securities documents.

FINANCIAL CONDITION
-------------------

At September 30, 2001, the Company's assets were comprised primarily of investments in KeyCom Holdings. Substantially all of the Company's other assets had been written off. Please see Note 3 of the Company's audited Consolidated Financial Statements for the year ended March 31, 2001 for a full description of the write-offs.

The Company had a working capital deficiency of $2,032,583 and an accumulated deficit of $19,159,413 at September 30, 2001. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position, it will not be able to continue as a going concern. If the Company cannot reach agreement with its creditors in the immediate near term, the Company may be forced into liquidation or suffer other collection remedies, all of which would have severe negative consequences for the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

A major objective of Emergent is to raise sufficient capital to maintain its viability as an ongoing concern. The primary sources of cash to date have been loans and common and preferred equity financing from related and unrelated parties. The Company has also raised $350,000 through a senior convertible note. Under the terms of the Senior Convertible Note, X-telligence, Inc., a Colorado corporation, loaned the Company a total of $350,000. This note was converted into common stock on August 28, 2001. The proceeds were primarily used by the Company to sustain the operations of ThemeWare by payment of certain key vendors and certain contractors deemed necessary by the Company and the lender to maintain the integrity of the remaining operations representing the ThemeWare investment, which was a significant asset of the company.

The primary use of cash has been for general and administrative expenses, the $393,556 advanced to ThemeWare for the six months ($31,254 - 3 months) ended September 30, 2001 and $1,000,000 for the acquisition of Keycom, Inc. At September 30, 2001, Emergent had no cash on hand. The Company expects negative cash flows from operations to continue for the foreseeable future and if it is unable to promptly raise additional funding it will not be able to continue as a going concern.

During the six months ended September 30, 2001, the Company's operations were financed primarily through short-term accounts payable $489,678, sale of common stock and warrants for aggregate proceeds of $950,000, conversion of preferred stock and outstanding debt into common stock, issuance of promissory notes for aggregate proceeds of $201,000 and a Senior Convertible Note to Xtelligence, Inc. of $350,000.

At September 30, 2001, the Company had a working capital deficit of approximately $2,032,583 and no cash on hand. If the Company is unable to promptly raise additional funding it will not be able to continue as a going concern. Management is exploring various alternatives to restructure its capital structure to facilitate raising the additional funding it critically requires, and, in fact, has begun to implement certain steps such as converting preferred equity and debt and negotiating structured payment of accounts payables and
other obligations.   In addition, the Company has entered negotiations for
raising additional capital to fund acquisitions and working capital through issuance of convertible debt or preferred equity. However, there can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company.

RECENT DEVELOPMENTS
-------------------

As of July 18, 2001, Mr. Galanis was unanimously elected by the Board of Directors as President and CEO. Mr. Galanis still remains a significant shareholder of the Company and a member of the Company's Board of Directors.

On December 31, 2000, eCard sold to Junum Incorporated (Junum) its inventory of non performing debt (the Receivables) containing approximately 189,000 individual accounts with a face value of $352 million, as well as certain intellectual property and business systems relating to the conversion of non-performing receivables into performing receivables. The sale price was $5,100,000, payable in the form of 5,100 shares of the Junum's Series C Preferred Stock (the Preferred Stock). The Preferred Stock is redeemable by Junum in the event Junum does not receive at least $4,900,000 in net collections (as defined in the Asset Purchase Agreement between Junum and eCard dated December 31, 2000).

ACQUISITIONS:

On September 26, 2001, the Company completed its previously announced acquisition of KeyCom, Inc. for $1,000,000 cash and $25,000,000 of the Company's Senior Series E Preferred Stock. KeyCom was formed in 1999 to develop a software system to permit the automated transfer of funds from one independent location to another within the United States or to destinations around the world. Management believes KeyCom is the only fully electronic, web-enabled system available in the market that is capable of processing cross-border wire transfers originated at point-of-sale through traditional credit card swipe terminals.

The KeyCom acquisition was entered into by a special-purpose, wholly owned subsidiary of the company, KeyCom Holdings, Inc., through a merger with KeyCom, Inc, a Delaware Corporation. KeyCom Holdings was the surviving entity in the merger. Under the terms of the agreement, the Company issued 250,000 shares of Senior Series E Preferred Stock with a stated value of $100 per share, or $25,000,000 in securities, and invested $1,000,000 in cash into KeyCom, for an aggregate consideration of $26,000,000.

Commencing January 1, 2003, the shares of Senior Series E Preferred Stock may be converted into Common shares in to the Company equal to the Stated Value of such share or shares of Senior Series E Preferred Stock (such sum being hereinafter referred to as the Conversion Amount), divided by the market price (as defined therein), provided, however, that in no event shall the Conversion Price be greater than $0.30 per share of common stock (the Maximum Conversion Price)(as adjusted for stock splits through November 15, 2001). The Conversion Price and the number of Common Shares into which the Senior Series E Preferred Stock shall be convertible shall be adjusted for stock splits, combinations, or other similar events.

Senior Series E Preferred Stock holders shall be required to convert if the common stock into which it is to convert has a market value equal to 200% of the stated value of the Senior Series E Preferred Stock.

The holders of the Series E shall have the unconditional right to put $1,000,000 of stated value of stock per calendar quarter to the company for purchase. The Company has an unconditional right to call such stock in the same amount and on the same schedule. The Company has the right to also designate any third party as the counter-party to the put rights. The Company also has the right to assign its call rights to any third party without consent of the preferred holders. The put-call right shall commence on January 1, 2002 and will continue for three subsequent quarters.

On or anytime before January 1, 2003, the Company has the right to call the remaining Senior Series E Preferred Stock outstanding. This right is also transferable to a third party designee, or designees, in whole or in part, as determined in the sole discretion of the Company; however, such transfer shall not serve to relieve the company of its liabilities.

At September 30, 2001, the Senior Series E Preferred Stock are not entitled to receive dividends, and the Senior Series E Preferred Stock is non-voting. The Senior Series E Preferred Stock contains a $100 per share liquidation preference. In the event of any breach of the terms and conditions of the Senior Series E Preferred Stock or any of Emergent's obligations to the sellers of KeyCom, the holders of the Senior Series E Preferred Stock have the right to foreclose on 100% of the capital stock of KeyCom Holdings, Inc., Emergent's wholly-owned subsidiary which acquired KeyCom.

On October 12, 2001, the company signed a binding Letter of Intent to a company that owns and operates a proprietary network of point-of-sale terminals distributed nationally and internationally. The Letter of Intent sets forth the terms and conditions of the acquisition, including all detailed information on purchase price, contingent payments, investments into the company and other material terms, as well as provides for no-shop provisions as to the sellers, break-up fee penalty payments and pre-closing confidentiality provisions. Management anticipates the transaction closing in November, but there is no assurance that the transaction will close, or that it will be successful if it does.

FINANCIAL TRANSACTIONS:

On July 31, 2001 Thesseus International Asset Fund, an entity in which a director and the CEO of the Company has an indirect beneficial interest, executed a Subscription Agreement with the Company to purchase up to 650 Units, for a purchase price of $1,000 per unit. Each Unit consists of 33,333 shares of the Company's common stock, and a five-year warrant to purchase up to 33,333 shares of the Company's common stock at an exercise price equal to $0.03 per share. The Units and warrants carry a 90-day reset provision whereby the purchase price of the Units and the shares underlying the warrants will be adjusted to the lowest trading price of the Company's common stock for the 90 days following June 11, 2001 (this provision had no effect and there was no reset). As of September 30, 2001, the entire $650,000 purchase price had been was received by the Company. The proceeds were used to fund an investment made by the Company in KeyCom.

Thesseus International Asset Fund executed an agreement with the Company to pay a fee of $100,000 as additional consideration for modification of certain terms and clarification of other terms in regards to the Company's Series A Preferred Stock issued on November 11, 1999, including granting two-for-one voting rights or voting as if converted (whichever is greater) to the holders of the Series A Preferred Stock, on an as converted basis, requiring a 75-day notice period prior to conversion, and changing the conversion rate from two shares of common stock for each share of Series A Preferred Stock (which would have allowed conversion into more than 50% of the post-issuance common stock of the Company) to the greater of either (x) one and 65/100 (1.65) shares of fully paid and non-assessable shares of common stock, or (y) that number of fully paid and non-assessable shares of common stock equal to nineteen and ninety-nine hundredths percent (19.99%) of the total issued and outstanding shares of common stock of Emergent on a fully-diluted basis. The fee was paid to the Company and proceeds were disbursed by the investor to KeyCom for the benefit of the Company, as described below.

On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with KeyCom, the Company used $500,000 of the proceeds obtained from the Thesseus investments to acquire $500,000 Zero-Coupon Participating Convertible Debt Certificates from KeyCom. The debt certificates entitle the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity. KeyCom received the $500,000 on August 7, 2001. KeyCom issued a total of $2,968,525 of such Zero-Coupon Participating Convertible Debt Certificates, all of which remain outstanding.

HERITAGE WEST

On August 1, 2001 the Company entered into a Financial Advisory Agreement with Heritage West Securities to provide investment banking advice and related mergers and acquisition professional services. The agreement is for a one-year engagement and generally provides for fees to be paid upon consummation of acquisitions or financings.

On August 7, 2001, the Company sold an aggregate of 50 Units, for a purchase price of $1,000 per unit, to Heritage West Holdings. Each Unit consists of 33,333 shares of the Company's common stock, and a five-year warrant to purchase up to 10,000 shares of the Company's common stock at an exercise price equal to $0.03 per share (adjusted for stock splits). The Units and warrants carry a 90-day reset provision whereby the purchase price of the Units and the shares underlying the warrants will be adjusted to the lowest trading price of the Company's common stock for the 90 days following August 7, 2001. The proceeds of the subscription were disbursed directly to KPMG for payment of services previously rendered to the Company.

OTHER

During the month of July 2001, Jason Galanis, the new President and CEO loaned the Company $50,000 for accounting and other related services pursuant to a senior convertible promissory note. The note is payable at 15% interest and matures in 90 days. On August 15, 2001, Jason Galanis loaned an additional $51,000. The proceeds were disbursed directly to KPMG for payment of services for the Company. On August 28, 2001, these notes were converted into 3,366,665 shares of common stock (adjusted for stock splits).

In July 2001, a third party investor acquired Starfish and the associated loans, including those owed to Daimyo and Graybox. All of the notes were in default. The Company agreed to convert approximately $4,000,000 in principal and accrued interest on such notes into 22,500,655 shares of common stock (adjusted for stock splits), leaving a balance of approximately $150,000. The Company has reached a preliminary forbearance with the creditor to provide sufficient time to reorganize the repayment schedule. The creditor has agreed to convert the remaining $150,000 into 803,695 shares of common stock (adjusted for stock splits) on November 30, 2001, subject to the creditor's approval of the financial condition of the Company, including the status of the Company's efforts to negotiate suitable payment agreements on outstanding indebtedness and payables. In the event the creditor does not so approve such financial condition or payment agreements, it has the right to rescind the conversion of its secured debt into common stock.



SUBSEQUENT EVENTS:

On October 29, 2001, holders of a majority of the issued and outstanding common stock approved certain actions by written consent including an increase in authorized common stock to 300 million shares and a 5 for 1 forward stock split. In addition, the Company has filed, or anticipates that it will file with the Secretary of State of the State of Delaware, an amended and restated certificate of incorporation which restates substantially the same language as all prior amendments and restatements. This amendment and restatement appears as Exhibit
3.1 to this Quarterly Report.

                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS



As of the date hereof, there are 300,000,000 shares of common stock authorized. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock have cumulative voting rights. Holders of shares of common stock are entitled to share ratably in dividends, if any, as may be declared, from time to time by the Board of Directors in its discretion, from funds legally available therefore. In the event of a liquidation, dissolution, or winding up of the Company, the holders of shares of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities and any preferred payments to holders of outstanding preferred stock. Holders of common stock have no preemptive or other subscription rights, and there are no conversion rights or redemption or sinking fund provisions with respect to such shares. All of the outstanding common stock is, and the shares offered by the Company pursuant to this offering will be, when issued and delivered, fully paid and non-assessable.

There are currently outstanding 8,500,000 shares of the Company's Series A Preferred Stock, which are convertible upon seventy-five days prior notice into the greater of 70,125,000 shares of common stock (as adjusted for stock splits) or 19.99 percent (19.99%) of the outstanding shares of common stock of the Company on the date of conversion. The Series A Preferred Stock has a liquidation preference of $0.1551 per share (as adjusted for stock splits), and the holders have the right to cause the Company to redeem such shares for $0.1551 per share (as adjusted for stock splits) at any time after December 31, 2005 after a default, as defined therein. See the description of such Series A Preferred Stock, as amended and restated, in Exhibit 3.1 to this Quarterly Report. There are currently outstanding 250,000 shares of Senior Series E Preferred Stock. See Exhibit 3.1 to this Quarterly Report. All of the shares of the Company's Series B Preferred Stock have been converted into common stock, and there is no Series C Preferred Stock. Finally, there are 1,300 shares of the Company's Series D Preferred Stock. The Series D Preferred Stock is convertible at any time, in an amount equal to the stated value of the Series D Preferred Stock together with an additional amount (the "Additional Amount") calculated on a daily basis at a rate of 4.5% per annum, into common stock of the Company based on a value of 80% of the then current market value of the

Company's common stock, to a maximum of $0.30 per share of common stock (as adjusted for stock splits). At any time after the first anniversary of their issuance, the Company may redeem each share of Class D Preferred Stock at a price equal to the greater of $1,400 plus the Additional Amount and the market price of the common stock into which such Class D Preferred Stock could then be converted. See Exhibit 3.1 to this Quarterly Report.

EQUITY SECURITIES SOLD BY THE REGISTRANT DURING THE QUARTER ENDED SEPTEMBER 30, 2001 THAT WERE NOT REGISTERED UNDER THE SECURITIES ACT.

All of the following share amounts reflect the two one-for-30 reverse stock splits on July 18, 2001, August 22, 2001 and a five for one forward stock split on October 29, 2001.

During the quarter ended September 30, 2001, the Company issued 112,035,995 shares of common stock and warrants to purchase an additional 50,000,000 shares of common stock at $0.05 per share. In addition, the Company issued 250,000 shares of its Senior Series E Preferred Stock. These issuances are described below.

On July 31, 2001 Thesseus International Asset Fund, an entity partially controlled by a director and the CEO of the Company, executed a Subscription Agreement with the Company to purchase up to 650 Units, for a purchase price of $1,000 per unit. Each Unit consists of 33,333 shares of the Company's common stock (for a total issuance of 21,666,665 shares of common stock), and a five-year warrant to purchase up to 33,333 shares of the Company's common stock at an exercise price equal to $0.03 per share. As of September 30, 2001, the entire $650,000 purchase price had been was received by the Company. The proceeds were used to fund an investment made by the Company in KeyCom.

On August 7, 2001, the Company sold an aggregate of 50 Units, for a purchase price of $1,000 per unit, to Heritage West Holdings. Each Unit consists of 33,333 shares of the Company's common stock (for a total issuance of 1,666,665 shares of common stock), and a five-year warrant to purchase up to 10,000 shares of the Company's common stock at an exercise price equal to $0.03 per share.
The proceeds of the subscription were disbursed directly to KPMG for payment of services previously rendered to the Company.

On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with KeyCom, the Company used $500,000 of the proceeds obtained from the Thesseus investments to acquire $500,000 Zero-Coupon Participating Convertible Debt Certificates from KeyCom. The debt certificates entitle the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity. KeyCom received the $500,000 on August 7, 2001. KeyCom issued a total of $2,968,525 of such Zero-Coupon Participating Convertible Debt Certificates, all of which remain outstanding.

On August 7, 2001, the Company issued 15,000,000 shares to Thesseus International Investment Fund, the holder of the Company's Series A Preferred Stock, in connection with the amendment and restatement thereof.


On August 28, 2001, the Company issued 26,168,680 shares of common stock upon conversion of the Company's Series B Preferred Stock, along with 27,000,000 warrants to purchase common stock for $0.05 per share issued to the beneficial owners of the Series B Preferred Stock to induce them to convert such shares into common stock. The warrants expire on June 30, 2006, and contain cashless and easy exercise provisions, as well as provisions relating to damages for any delay or failure to honor certain provisions therein.

On August 28, 2001, the Company issued 22,500,655 shares of common stock upon conversion of $4,000,000 of convertible secured promissory notes, along with 23,000,000 warrants to purchase common stock at $0.05 per share issued to the holders of such notes to induce them to convert the notes into common stock. The warrants expire on June 30, 2006, and contain cashless and easy exercise provisions, as well as provisions relating to damages for any delay or failure to honor certain provisions therein.

On August 28, 2001, the Company issued 3,366,665 shares of common stock upon conversion of $101,000 principal amount of promissory notes owned by Jason Galanis, the Company's President and CEO.

On August 28, 2001, the Company issued 11,666,665 shares of common stock to Xtelligence, Inc. upon conversion of $350,000 of promissory notes.

On August 28, 2001, the Company issued 5,000,000 shares of common stock to Xtelligence, Inc. in connection with its prior purchase of 150 Units for a purchase price of $1,000 per unit. Each Unit consists of 33,333 shares of the Company's common stock (for a total issuance of 5,000,000 shares of common stock), and a five-year warrant to purchase up to 33,333 shares of the Company's common stock at an exercise price equal to $0.03 per share.

On September 26, 2001, the Company issued 5,000,000 shares of common stock to Carbon House LLC, a consultant which provided services in connection with the Company's acquisition of KeyCom, Inc., in satisfaction of $150,000 of fees due to Carbon House.

On September 26, 2001, the Company issued 250,000 shares of the Company's Senior Series E Preferred Stock in connection with the acquisition of KeyCom, Inc.

All of the above transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. All of the purchasers of securities of the Company were accredited investors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In July 2001, a third party investor acquired Starfish and the associated loans, including those owed to Daimyo and Graybox. All of the notes were in default. The Company agreed to convert approximately $4,000,000 in principal and accrued interest on such notes into 22,500,655 shares of common stock (as adjusted for stock splits), leaving a balance of approximately $150,000. The Company has reached a preliminary forbearance with the creditor to provide sufficient time to reorganize the repayment schedule. The creditor has agreed to convert the remaining $150,000 into 803,695 shares of common stock (as adjusted for stock splits) on November 30, 2001, subject to the creditor's approval of the financial condition of the Company, including the status of the Company's efforts to negotiate suitable payment agreements on outstanding indebtedness and payables. In the event the creditor does not so approve such financial condition or payment agreements, it has the right to rescind the conversion of its secured debt into common stock.

The Company remains in default of its obligation to register the common stock underlying the Series D Preferred Stock. Negotiations are underway to remedy the effects of the default. Management is attempting to negotiate new terms that would result in the default being cured. There can be no assurance that this effort will be successful.

The Company issued $290,000 of unsecured promissory notes in March 2000. The notes bear interest at 8% per annum payable on maturity and matured on April 27, 2001, at which time the full amount of principal and interests was due. The Company was unable to repay the notes when they matured and is now in default under the terms and conditions of the notes. Negotiations are underway to remedy the effects of the default. Management is attempting to negotiate new terms that would result in the default being cured. The Company is seeking to exchange debt for equity. There can be no assurance that this effort will be successful.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders, by majority written consent, approved two one-for-30 reverse stock splits on July 18, 2001 and on August 22, 2001, and a five-for-one forward stock split on October 29, 2001, as well as an amendment of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 300 million, and, finally, on November 15, 2001, to fully amend and restate the Company's Amended and Restated Certificate of Incorporation and currently effective Certificates of Designations (for the purpose of consolidating all prior amendments and restatements to the Certificate of Incorporation and the outstanding Certificates of Designations into one document, without making any material substantive changes), all as set forth on Exhibit 3.1 hereto. The above actions were taken by written consent of a majority of shareholders, and there were no votes against any of these actions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit 3.1.    Amended and Restated Certificate of Incorporation
        Exhibit 10.1    Warrant and Warrant Agreement between Emergent Financial
                        Group, Inc. and Blair Business Development, Inc., dated
                        August 28, 2001.
        Exhibit 10.2    Warrant and Warrant Agreement between Emergent Financial
                        Group, Inc. and Starfish, LLC, dated August 28, 2001.

(b)     Current Reports on Form 8-K filed during the quarter ended September 30,
        2001:

            Current Report on Form 8-K was filed on October 11, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EMERGENT FINANCIAL GROUP, INC.



Date: November 20, 2001          By:  /s/  Jason  Galanis
                                 ------------------------------------------
                                 Name:  Jason  Galanis
                                 Title: President and Chief Executive Officer
                                 (Duly  Authorized  Officer)