Form 10QSB/A
period 2001-09-30
EMERGENT FINANCIAL GROUP INC
filed 2001-12-04
CIK 1081227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                Amendment No. 1

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

Item  2. Management's Discussion and Analysis of Financial Condition
         and  Results  of  Operations  or  Plan  of  Operation . . . . . . . .17

PART II  Other Information

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . .21

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . .23

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .23

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .23

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheet
(Unaudited)
(Expressed in U.S. Dollars)

========================================================================================================
                                                                            September 30     March 31
                                                                                    2001         2001
--------------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
ASSETS

Current assets:
  Cash                                                                     $           -   $          -
  Loans receivable                                                                40,245              -
  Receivable from related parties                                                 97,604         81,053
  Prepaids                                                                       408,939          2,261
--------------------------------------------------------------------------------------------------------
                                                                                 546,788         83,314

Property and equipment, net (note 3)                                             283,227              -

Investments (note 5)                                                                   1              1

Other Assets:
  Intangible asset - software rights and systems (note 4)                     25,998,004              -
  Deposits                                                                        33,793              -
--------------------------------------------------------------------------------------------------------
                                                                              26,031,797              -

                                                                           $  26,861,813   $     83,315
========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                 $   1,870,774   $  1,295,405
  Payable to related parties                                                     238,592        232,187
  Notes payable (note 6)                                                         884,657        326,570
  Series E Preferred Redemption Rights, current portion (note 9e)              3,000,000              -
  Note payable, Starfish Group, LLC (note 8)                                   3,585,348      3,585,348
--------------------------------------------------------------------------------------------------------
                                                                               9,579,371      5,439,510

  Series E Preferred Redemption Rights,  (note 9e)                             1,000,000              -

Stockholders' equity:
  Share capital:
    Authorized:
      300,000,000 common shares with par value of $0.001
      25,000,000 preferred shares with par value of $0.001
    Issued and fully paid:
        8,500,000 (March 31 - 8,500,000) Series A,
                  non redeemable, voting, convertible preferred shares             8,500          8,500
        Nil (March 31 - 1,000,000) Series B, non-redeemable,
                  non-voting, 8% cumulative convertible preferred shares               -          1,000
        1,300 (March 31 - 1,300) Series D, redeemable, non-
                  voting, convertible preferred shares                                 1              1
        250,000 (March 31 -nil) Series E, redeemable,
                  non-voting, convertible preferred shares                           250              -
                                                                           -----------------------------
                                                                                   8,751          9,501
        89,686,757* (March 31 - 151,417*) common shares                           89,686            909
        Additional paid-in capital                                            38,218,385     15,742,611
        Deficit accumulated during the development stage                     (22,034,381)   (21,109,216)
--------------------------------------------------------------------------------------------------------
                                                                              16,282,442     (5,356,195)

                                                                           $  26,861,813   $     83,315
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

Note: *Adjusted to reflect reverse stock split 1:30 on July 18, 2001, August 22, 2001 and forward stock split 5:1 on October 29, 2001

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------

                                                  Six months    Six months    Three months    Three months
                                                       ended         ended           ended           ended
                                                      Sep 30,       Sep 30,         Sep 30,         Sep 30,
                                                        2001          2000            2001            2000
===========================================================================================================
Revenue:
  Interest                                        $     2,301  $    45,472   $           -   $      44,166
  User transaction fee                                  4,616            -           4,616               -
  Foreign exchange                                      2,860        2,550           2,860           1,056
-----------------------------------------------------------------------------------------------------------
                                                        9,778       48,022           7,476          45,222
Expenses:
  Accounting and audit                                 60,000       61,500          30,000          27,500
  Administration fees to Thesseus Services Inc.             -      120,000               -          60,000
  Bad Debts                                            12,100            -          12,100               -
  Consulting                                           30,000      340,565          30,000         187,000
  Credit card fees and expenses                             -       15,611               -               -
  Equipment leasing                                       591        3,356             302           2,524
  Interest                                            263,763       56,596         104,595          49,082
  Legal                                                45,275      465,936          44,831         282,741
  Marketing                                             5,600       50,727           5,600          39,657
  Miscellaneous                                         2,587        8,898          (1,038)          3,249
  Outside Services                                     28,481            -          28,481               -
  Payroll                                              61,284       99,320          49,395          48,991
  Printing                                                  -       17,186               -          13,170
  Regulatory filings                                        -        8,293               -           3,053
  Rent                                                 23,007       48,231          18,075          29,736
  Stock transfer fees                                   6,050          804           4,591             804
  Telephone                                             1,059       10,908             617           4,262
  Travel                                                1,589       11,612           1,542           1,440
  Write-off Themeware Note (note 5c)                  393,556            -          31,254               -
-----------------------------------------------------------------------------------------------------------
                                                      934,942    1,319,543         360,346         753,211
-----------------------------------------------------------------------------------------------------------

Net Income (loss) before the following               (925,164)  (1,271,521)       (352,869)       (707,989)
Equity losses (note12)                                      -     (498,359)              -        (249,560)
-----------------------------------------------------------------------------------------------------------

Net income (loss) for the period                     (925,164)  (1,769,880)       (352,869)       (957,549)
-----------------------------------------------------------------------------------------------------------

Basic and diluted earnings (loss) per share*      $     (0.04) $    (16.22)  $       (0.01)  $       (8.78)
-----------------------------------------------------------------------------------------------------------

Weighted average shares, basic and diluted*        21,008,621      109,113      40,552,159         109,031
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

Note: *Adjusted to reflect reverse stock split 1:30 on July 18, 2001, August 22, 2001 and forward split 5:1 on October 29, 2001

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in U.S. Dollars)

Period from incorporation on May 31, 1994 to September 30, 2001

                                                                                                             Preferred
                                                                                                          shares to be
                                                           Common         Par     Preferred       Par       authorized
                                                           shares       value        shares     value       and issued
-----------------------------------------------------------------------------------------------------------------------
June 14, 1994
Shares issued for services at $0.001                        100,000   $      1   $         -   $     -   $           -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                                     100,000          1             -
July 31, 1995
Shares issued at $0.10                                       37,000          -             -         -
Net loss, year ended March 31, 1996                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                     137,000          1             -         -               -
Net loss, year ended March 31, 1997                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                     137,000          1             -         -               -
December 2, 1997
Acquisition of equity of Thesseus in Eikos                        -          -             -         -       7,177,500
February 28, 1998
Shares issued for services at $0.001                        100,000          1             -         -               -
February 28, 1998
Forward share split 45:1                                 10,428,000        105             -         -               -
Net loss, year ended March 31, 1998                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                  10,665,000        107             -         -       7,177,500
September 30, 1998
Eikos distributions                                               -          -             -         -        (370,462)
October 7, 1998
Change par value from $0.00001 to
   $0.001                                                         -     10,558             -         -               -
Net loss, year ended March 31, 1999                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                  10,665,000     10,665             -         -       6,807,038
September 14, 1999
Cancellation of shares                                   (9,000,000)    (9,000)            -         -               -
September 16, 1999
Forward share split 2:1                                   1,665,000      1,665             -         -               -
September 28, 1999
Forward share split 1.5:1                                 1,665,000      1,665             -         -               -
November 10, 1999
Eikos distributions                                               -          -             -         -        (214,544)
November 11, 1999
Shares issued on acquisition of
   CASA@Home, Inc. and Eikos
      Acquisition Limited at $0.001                       3,500,000      3,500             -         -       6,592,494
December 17, 1999
Shares issued - 50,000 for cash,
   200,000 for services at $0.50                            250,000        250             -         -               -
December 30, 1999
Share dividend at $0.001                                  8,745,000      8,745             -         -               -
January 10, 2000
Shares issued for services at $0.50                          40,000         40             -         -               -
January 18, 2000
Acquisition of investments in eCard
   Solutions, Inc. (formerly Brunswick
   Capital Partners, Inc.) and InfoBase
   Direct Marketing Services, Inc. (2,000,000 shares)             -          -             -         -               -
January 24, 2000
   Payment for share options                                      -          -             -         -               -
February 14, 2000
   Shares issued for services at $0.50                      125,000        125             -         -               -
Net loss, year ended
   March 31, 2000                                                 -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                  17,655,000     17,655             -         -       6,592,494
     Reverse stock split 30:1 on July 18, 2001          (17,066,500)   (17,067)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                     588,500        588             -         -       6,592,494
Shares issued to Thesseus International
   Asset Fund for Eikos Acquisition,
   eCard and InfoBase**                                      66,667         67     8,500,000     8,500      (6,592,494)
July 6th, 2000
     Shareholder loan converted to B preferred stock                               1,000,000     1,000
September 22, 2000
     Issued Series D preferred stock                                                   1,300         1
     Retired common stock**                                 (10,000)       (10)
February 23, 2001
     Shares issued for services at $2.40 per share**        166,667        167
February 26, 2001
     Shares issued for services at $2.40 per share**         96,667         97
Net loss, year ended
   March 31, 2001                                                 -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                     908,500        909     9,501,300     9,501               -
     Reverse stock split 1:30 on August 22, 2001           (878,217)      (878)
     Forward stock split 5:1 on October 29, 2001            121,134        121
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                     151,417        152     9,501,300     9,501               -
June 11, 2001
   Subscription Agreement; Xtelligence, Inc.
   150 units (5,000,000 shares)*                          5,000,000      5,000
July 31, 2001
   Subscription Agreement; Thesseus International
   400 units (13,333,335 shares)*                        13,333,335     13,333
August 7, 2001
   Subscription Agreement; Heritage West
   50 units (1,666,666 shares)*                           1,666,665      1,667
August 7, 2001
   Series A preferred shares modification*               15,000,000     15,000
August 28, 2001
   Holders of Series B preferred shares, converts all
   Series B Preferred and accumulated dividends                                   (1,000,000)   (1,000)
   to 26,168,680 shares****                              26,168,680     26,169
August 28, 2001
   Officer of Company converts portion of note
   for 3,366,665 shares at $0.03****                      3,366,665      3,366
August 28, 2001
   Xtelligence exercise covertible note for the full
   amount including all interest****                     11,666,665     11,666
September 10, 2001
   Subscription Agreement; Thesseus International
   30 units (1,000,000 shares)****                        1,000,000      1,000
September 20, 2001
   Subscription Agreement; Thesseus International
   220 units (7,333,330 shares)****                       7,333,330      7,333
September 26, 2001
   Issued Series E preferred shares
   on acquisition of Keycom, Inc.                                                    250,000       250
September 26, 2001
   Shares issued to a supplier of Keycom, Inc.
   for services at $0.03 per share                        5,000,000      5,000
Net loss, six months ended
   September, 30, 2001
-----------------------------------------------------------------------------------------------------------------------

Balance, September 30, 2001                              89,686,757     89,686     8,751,300     8,751               -
-----------------------------------------------------------------------------------------------------------------------

                                                               Common
                                                         shares to be    Additional
                                                           authorized       paid-in    Accumulated
                                                           and issued       capital        deficit
---------------------------------------------------------------------------------------------------
June 14, 1994
Shares issued for services at $0.001                    $           -   $        99   $          -
---------------------------------------------------------------------------------------------------
Balance, March 31, 1995                                             -            99              -
July 31, 1995
Shares issued at $0.10                                              -         3,700              -
Net loss, year ended March 31, 1996                                 -             -           (100)
---------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                             -         3,799           (100)
Net loss, year ended March 31, 1997                                 -             -              -
---------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                             -         3,799           (100)
December 2, 1997
Acquisition of equity of Thesseus in Eikos                          -             -              -
February 28, 1998
Shares issued for services at $0.001                                -            99              -
February 28, 1998
Forward share split 45:1                                            -          (105)             -
Net loss, year ended March 31, 1998                                 -             -           (100)
---------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                             -         3,793           (200)
September 30, 1998
Eikos distributions                                                 -             -              -
October 7, 1998
Change par value from $0.00001 to
   $0.001                                                           -        (3,793)        (6,765)
Net loss, year ended March 31, 1999                                 -             -         (3,578)
---------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                             -             -        (10,543)
September 14, 1999
Cancellation of shares                                              -         9,000              -
September 16, 1999
Forward share split 2:1                                             -             -         (1,665)
September 28, 1999
Forward share split 1.5:1                                           -             -         (1,665)
November 10, 1999
Eikos distributions                                                 -             -              -
November 11, 1999
Shares issued on acquisition of
   CASA@Home, Inc. and Eikos
      Acquisition Limited at $0.001                                 -             -              -
December 17, 1999
Shares issued - 50,000 for cash,
   200,000 for services at $0.50                                    -       124,750              -
December 30, 1999
Share dividend at $0.001                                            -             -         (8,745)
January 10, 2000
Shares issued for services at $0.50                                 -        19,960              -
January 18, 2000
Acquisition of investments in eCard
   Solutions, Inc. (formerly Brunswick
   Capital Partners, Inc.) and InfoBase
   Direct Marketing Services, Inc. (2,000,000 shares)           2,000     6,642,787              -
January 24, 2000
   Payment for share options                                        -       150,000              -
February 14, 2000
   Shares issued for services at $0.50                              -        62,375              -
Net loss, year ended
   March 31, 2000                                                   -             -     (1,062,077)
---------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                         2,000     7,008,872     (1,084,695)
     Reverse stock split 30:1 on July 18, 2001                               17,067
---------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                         2,000     7,025,939     (1,084,695)
Shares issued to Thesseus International
   Asset Fund for Eikos Acquisition,
   eCard and InfoBase**                                        (2,000)    6,585,927              -
July 6th, 2000
     Shareholder loan converted to B preferred stock                        999,000
September 22, 2000
     Issued Series D preferred stock                                        500,009
     Retired common stock**
February 23, 2001
     Shares issued for services at $2.40 per share**                        399,833
February 26, 2001
     Shares issued for services at $2.40 per share**                        231,903
Net loss, year ended
   March 31, 2001                                                   -             -    (20,024,521)
---------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                             -    15,742,611    (21,109,216)
     Reverse stock split 1:30 on August 22, 2001                                878
     Forward stock split 5:1 on October 29, 2001                               (121)
---------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                             -    15,743,368    (21,109,216)
June 11, 2001
   Subscription Agreement; Xtelligence, Inc.
   150 units (5,000,000 shares)*                                    -       145,000
July 31, 2001
   Subscription Agreement; Thesseus International
   400 units (13,333,335 shares)*                                           386,667
August 7, 2001
   Subscription Agreement; Heritage West
   50 units (1,666,665 shares)*                                              48,333
August 7, 2001
   Series A preferred shares modification*                                   85,000
August 28, 2001
   Holders of Series B preferred shares, converts all
   Series B Preferred and accumulated dividends
   to 26,168,680 shares****                                                 (25,169)
August 28, 2001
   Officer of Company converts portion of note
   for 3,366,665 shares at $0.03****                                         97,634
August 28, 2001
   Xtelligence exercise covertible note for the full
   amount including all interest****                                        351,135
September 10, 2001
   Subscription Agreement; Thesseus International
   30 units (1,000,000 shares)****                                           29,000
September 20, 2001
   Subscription Agreement; Thesseus International
   220 units (7,333,330 shares)****                                         212,667
September 26, 2001
   Issued Series E preferred shares
   on acquisition of Keycom, Inc.                                        20,999,750
September 26, 2001
   Shares issued to a supplier of Keycom, Inc.
   for services at $0.03 per share                                          145,000
Net loss, six months ended
   September, 30, 2001                                                                    (925,164)
---------------------------------------------------------------------------------------------------

Balance, September 30, 2001                                         -    38,218,385    (22,034,380)
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

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------

                                                        Six months   Six months
                                                            ended         ended
                                                         Sep. 30,      Sep. 30,
                                                             2001          2000
=================================================================================
Cash flows from operating activities:
  Net income (loss)                                    $  (925,164)  $(1,769,880)
  Items not involving cash:
      Write-off Themeware Note                             393,556             -
      Equity losses                                              -       498,359
  Changes in non-cash operating working
    capital:
      Decrease (increase) in prepaids                          800        12,112
      Decrease (increase) in interest receivable            (2,301)      (44,064)
      Decrease in refundable deposits                            -       150,000
      Increase in accounts payable and
        accrued liabilities                                407,835       746,856
---------------------------------------------------------------------------------
  Net cash used in operating activities                   (125,275)     (406,616)

Cash flows from investing activities:
  Notes receivable                                        (391,254)   (3,695,000)
  Investment in Keycom, Inc.                            (1,000,000)            -
  Distributions from Eikos Acquisition Limited                   -       277,200
---------------------------------------------------------------------------------
  Net cash provided by investing activities             (1,391,254)   (3,417,800)

Cash flows from financing activities:
  Notes payable                                            526,087       (63,430)
  Issuance of common shares                                950,000             -
  Issuance of preferred shares                                   -     1,500,000
  Note payable, Starfish Group, LLC                              -     2,559,765
  Advances from related parties, net                       (10,146)     (182,613)
---------------------------------------------------------------------------------
  Net cash used in financing activities                  1,465,941     3,813,722
---------------------------------------------------------------------------------

Increase (Decrease) in cash                                (50,588)      (10,694)

Cash, beginning of period                                   50,588        10,694
---------------------------------------------------------------------------------
Cash, end of period                                    $         -   $         -
=================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                           (Expressed in U.S. Dollars)
                       Six months ended September 30, 2001

________________________________________________________________________________

Emergent Financial Group, Inc. was incorporated in Delaware in May 1994 and its predecessor business began substantive operations in November 1999, with Emergent initiating current operations in July 2001. At September 30, 2001 Emergent is considered to be a development stage enterprise for financial reporting purposes as significant revenues from its current business have not yet been generated. The Company is an electronic transaction data processing holding company. The company has two primary lines of business principally conducted through its wholly owned subsidiary, Keycom, oriented around proprietary software and systems used to drive POS terminal transactions (Point-of-Sale terminals). The systems increase the terminal functionality by processing various additional specialized financial transactions in addition to traditional credit and debit payments. Our two primary systems permit the real-time transfer of funds internationally (wires)- commonly referred to as Family Remittances - and the real-time electronic distribution of pre-paid telephony and Internet services- Electronic Prepaid. The business plan of management is to become a global provider of innovative transaction data processing services. Accordingly, the Company set out to develop a payment system combining the pervasiveness of credit card terminals with the existing financial system infrastructure- the Automated Clearing House, or ACH, the credit card networks and the ATM/debit card networks. The Company's systems are designed to take advantage of the reliability of electronic payment infrastructure and telecommunications networks.

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

     (c)  GOING-CONCERN  ASSUMPTION:

     These financial statements have been prepared in accordance with generally accepted accounting principles in the United States that are applicable to a going concern, which assume that the Company will continue its operations and be able to satisfy its obligations as they come due through the next year. As at September 30, 2001, the Company had a working capital deficiency of $9,032,583. Net loss for the six months ended September 30, 2001 of $925,164 ($352,869 - 3 months) and has not generated an operating profit since inception.

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

     (d)  EARNINGS  (LOSS)  PER  SHARE:

     Basic per share amounts are calculated based on the weighted average number of shares outstanding, and give retroactive effect to the stock splits, stock dividend and share cancellations as if they had happened at the beginning of the periods presented. Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period, adjusted to give effect to the reverse stock split 1:30 on July 18, 2001 and August 22, 2001 (the "Reverse Stock Splits") and a forward split 5:1 (the "Forward Split") on October 29, 2001 as follows:

     ---------------------------------------------------------------------------
                                                           2001       2000
     --------------------------------------------------------------------------
     Three months ended September 30                     40,552,159  109,031
     Six months ended September 30                       21,008,621  109,113
     From incorporation on May 31, 1994 to June 30        1,501,304   60,225

     Diluted earnings (loss) per share have not been disclosed as the effect of the exercise of options, warrants and the conversion of convertible preferred shares would be anti-dilutive due to the loss from continuing operations. Information stated herein as being adjusted to reflect stock splits reflect the two Reverse Splits which occurred during the quarter ended September 30, 2001.


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

2.   BUSINESS  COMBINATION

On September 26, 2001, the Company acquired 100% of Keycom, Inc including all intellectual property for aggregate consideration of $26,150,000. The acquisition was entered into by a special-purpose, wholly owned subsidiary of the company, KeyCom Holdings, Inc., through a merger with Keycom, Inc, a Delaware Corporation, which developed the XTRAN point-of-sale system. KeyCom
Holdings was the surviving entity in the merger. Under the terms of the agreement, the Company issued 250,000 shares of Series E Preferred Stock (see note 9(e) for a full description) with a stated value of $100 per share, or $25,000,000 in securities, and invested $1,000,000 in cash and 5,000,000 common shares valued at $150,000 ($0.03 per share), into KeyCom for an aggregate consideration of $26,150,000.

The merger has been accounted for under the purchase accounting method. The purchase price of $26,150,000 was allocated among the identifiable tangible and intangible assets based on the fair market value of those assets. The excess of the purchase price over the fair value of net assets acquired totaled $25,702,989. Purchased technology that had reached technological feasibility and was principally represented by the technology underlying the XTRAN product was valued using the fair market valve method. This analysis resulted in an allocation of $25,702,989 to existing technology.

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

     The Company's subsidiary also has an existing contract with a third-party technology company that has developed patented point-of-sale terminals used to vend prepaid products. This company currently operates 25,000 terminals in retail locations nationwide and in six countries. XTRAN software is being deployed on this network pursuant to the LDC Direct Distributor Agreement, providing Keycom a network larger than all competitors but one for its software and system. The system recorded 26,000,000 individual customer transactions last year, providing the Company an established audience for its additional products.

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

5.   INVESTMENTS:

     (a)  KEYCOM  HOLDING  CORP.

     On June 12, 2001, the Company purchased a one-year option in consideration for a one-time non-refundable $150,000 payment (the Option Payment) to acquire Keycom, Inc. for a fixed price. The option was exercised on July 19, 2001 and an Agreement and Plan of Reorganization dated July 19, 2001 was executed and delivered.

     On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with Keycom, the Company invested $500,000 of the proceeds obtained from the Thesseus investments to acquire $500,000 Zero-Coupon Participating Convertible Debt Certificates from Keycom. The Debt Certificates entitle the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity. Keycom received the $500,000 on August 7, 2001.

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

     (c)  Restricted  common  share  and  Warrant  Issuance:

     On June 11, 2001, the Company sold 150 units to Xtelligence, Inc. for consideration of $150,000, consisting of commons shares and warrants. The warrants entitles the holder to purchase, for a term of (5) years, an aggregate of 5,000,000 shares of common stock at an exercise price equal to $0.03 per share. The warrants carry a 90 day reset provision in respect to recapitalizations or reverse splits.

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

13.  SUPPLEMENTARY  CASH  FLOW  INFORMATION:

=====================================================================================================
                                                     Period from
                                                incorporation on
                                                          May 31,
                                                         1994 to      Six months         Six months
                                                        Sept. 30,       Sept. 30,          Sept. 30,
                                                            2001            2001               2000
-----------------------------------------------------------------------------------------------------
Non-cash investing and financing activities:
    Common shares issued to unrelated parties on
       acquisition of CASA (note 10)                     $     2,000   $               -  $        --
    Common shares issued to Thesseus on
       acquisition of EAL (note 3(a))                          1,500                   -           --
    Eikos distributions received by Thesseus on behalf
       of the Company                                        585,006                   -           --
    Preferred shares to be authorized and issued to
       Thesseus on acquisition of EAL (issued in 2001)     6,592,494                   -           --
    Common shares issued for services *                      814,500                  --           --


    Common shares to be authorized and issued to
       Thesseus on acquisition of investments in
       eCard and InfoBase (issued in 2001)                 6,644,787                   -           --
    Note payable to eCard for investment in Series B
       preferred shares                                     (750,000)                  -           --
    Conversion of shareholder loan to preferred shares     1,000,000                  --    1,000,000
    Common shares issued for Series B preferred
       conversion                                              1,000               1,000           --
    Common shares issued to Officer of Company
       for converting partial note                           101,000             101,000           --
    Common shares issued to Xtelligence for
       converting note and all accrued interest              362,801             362,801           --
    Common shares issued to Carbon House
       pursuant to the Consulting Agreement                  150,000             150,000           --
    Series E Preferred shares issued to unrelated
       parties on acquisition of Keycom, Inc.             25,000,000          25,000,000           --
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

The Company has had substantial progress in developing and implementing its new business plan:

     - On July 18, 2001, the Board of Directors adopted a new business plan which seeks to focus on investments in niche emerging payment services companies which pursue strategies in electronically delivered financial services. The board approved a restructuring plan which resulted in:
          o the amendment and restatement of the Company's Series A Convertible Preferred Stock,
          o two one-for-30 reverse stock splits (on July 18, 2001 and on August 22, 2001),
          o    a  five-for-one  forward  stock  split  (on  October  29,  2001),
          o the conversion of all of the Company's Series B Convertible Preferred Stock, representing $1,100,000 in face value including accrued dividends, into common stock, and
          o the conversion of approximately $460,000 in convertible debt into common stock.

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

     - On September 26, 2001, the Company completed its previously announced acquisition of KeyCom, Inc. for $1,000,000 cash, $25,000,000 of the Company's Senior Series E Preferred Stock, and common shares valued at $150,000, which is described in greater detail below. KeyCom was formed in 1999 to develop a software system to permit the automated transfer of funds from one independent location to another within the United States or to destinations around the world.

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

The Company reported a net operating loss for the six months ended, September 30, 2001 of $925,164 or $0.04 per share (as adjusted for stock splits, see Financial Statements) and $352,869 or $0.01 per share (as adjusted for stock splits) for the three months ended September 30, 2001.

Revenue. The Company reported total revenue of $9,778 for the six months ($7,476
-  3  months)  ended  September  30,  2001.

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

The Company had a working capital deficiency of $9,032,583 and an accumulated deficit of $22,034,381 at September 30, 2001. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position, it will not be able to continue as a going concern. If the Company cannot reach agreement with its creditors in the immediate near term, the Company may be forced into liquidation or suffer other collection remedies, all of which would have severe negative consequences for the Company.


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

During the six months ended September 30, 2001, the Company's operations were financed primarily through short-term accounts payable $407,835, sale of common stock and warrants for aggregate proceeds of $950,000, conversion of preferred stock and outstanding debt into common stock, issuance of promissory notes for aggregate proceeds of $201,000 and a Senior Convertible Note to Xtelligence, Inc. of $350,000.

At September 30, 2001, the Company had a working capital deficit of approximately $9,032,583 and no cash on hand. If the Company is unable to promptly raise additional funding it will not be able to continue as a going concern. Management is exploring various alternatives to restructure its capital structure to facilitate raising the additional funding it critically requires, and, in fact, has begun to implement certain steps such as converting preferred equity and debt and negotiating structured payment of accounts payables and other obligations. In addition, the Company has entered negotiations for raising additional capital to fund acquisitions and working capital through issuance of convertible debt or preferred equity. However, there can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company.

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

ACQUISITIONS:

On September 26, 2001, the Company completed its previously announced acquisition of KeyCom, Inc. for $1,000,000 cash, issued common shares valued at $150,000 and $25,000,000 of the Company's Senior Series E Preferred Stock. KeyCom was formed in 1999 to develop a software system to permit the automated transfer of funds from one independent location to another within the United States or to destinations around the world. Management believes KeyCom is the only fully electronic, web-enabled system available in the market that is capable of processing cross-border wire transfers originated at point-of-sale through traditional credit card swipe terminals.

The KeyCom acquisition was entered into by a special-purpose, wholly owned subsidiary of the company, KeyCom Holdings, Inc., through a merger with KeyCom, Inc, a Delaware Corporation. KeyCom Holdings was the surviving entity in the merger. Under the terms of the agreement, the Company issued 250,000 shares of Senior Series E Preferred Stock with a stated value of $100 per share, or $25,000,000 in securities, issued common shares valued at $150,000 and invested $1,000,000 in cash into KeyCom, for an aggregate consideration of $26,150,000.

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

FINANCIAL TRANSACTIONS:

On July 31, 2001 Thesseus International Asset Fund, an entity in which a director and the CEO of the Company has an indirect beneficial ownership, executed a Subscription Agreement with the Company to purchase up to 650 Units, for a purchase price of $1,000 per unit. Each Unit consists of 33,333 shares of the Company's common stock, and a five-year warrant to purchase up to 33,333 shares of the Company's common stock at an exercise price equal to $0.03 per share. The Units and warrants carry a 90-day reset provision whereby the purchase price of the Units and the shares underlying the warrants will be adjusted to the lowest trading price of the Company's common stock for the 90 days following June 11, 2001 (this provision had no effect and there was no reset). As of September 30, 2001, the entire $650,000 purchase price had been was received by the Company. The proceeds were used to fund an investment made by the Company in KeyCom.

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

There are currently outstanding 8,500,000 shares of the Company's Series A Preferred Stock, which are convertible upon seventy-five days prior notice into the greater of 70,125,000 shares of common stock (as adjusted for stock splits) or 19.99 percent (19.99%) of the outstanding shares of common stock of the Company on the date of conversion. The Series A Preferred Stock has a liquidation preference of $0.7756 per share as adjusted for stock splits, and the holders have the right to cause the Company to redeem such shares for $0.1551 per share (as adjusted for stock splits) at any time after December 31, 2005 after a default, as defined therein. See the description of such Series A Preferred Stock, as amended and restated, in Exhibit 3.1 to this Quarterly Report. There are currently outstanding 250,000 shares of Senior Series E Preferred Stock. See Exhibit 3.1 to this Quarterly Report. All of the shares of the Company's Series B Preferred Stock have been converted into common stock, and there is no Series C Preferred Stock. Finally, there are 1,300 shares of the Company's Series D Preferred Stock. The Series D Preferred Stock is convertible at any time, in an amount equal to the stated value of the Series D Preferred Stock together with an additional amount (the "Additional Amount") calculated on a daily basis at a rate of 4.5% per annum, into common stock of the Company based on a value of 80% of the then current market value of the

Company's common stock, to a maximum of $0.30 per share of common stock (as adjusted for stock splits). At any time after the first anniversary of their issuance, the Company may redeem each share of Class D Preferred Stock at a price equal to the greater of $1,400 plus the Additional Amount and the market price of the common stock into which such Class D Preferred Stock could then be converted. See Exhibit 3.1 to this Quarterly Report.

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

On July 31, 2001 Thesseus International Asset Fund, an entity in which a director and the CEO of the Company has an indirect beneficial ownership, executed a Subscription Agreement with the Company to purchase up to 650 Units, for a purchase price of $1,000 per unit. Each Unit consists of 33,333 shares of the Company's common stock (for a total issuance of 21,666,665 shares of common stock), and a five-year warrant to purchase up to 33,333 shares of the Company's common stock at an exercise price equal to $0.03 per share. As of September 30, 2001, the entire $650,000 purchase price had been was received by the Company. The proceeds were used to fund an investment made by the Company in KeyCom.

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