Form 10QSB
period 2001-12-31
EMERGENT FINANCIAL GROUP INC
filed 2002-02-19
CIK 1081227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR PERIOD ENDED DECEMBER 31, 2001

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

                                 (303) 544-0044
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 15, 2001, the issuer had 112,993,515 shares of common stock, $0.001 per value, issued and outstanding.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  YES     NO   X
                                                      ---      ---

                 EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                December 31, 2001

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

Item 2.  Management's Discussion and Analysis of Financial Condition
         and  Results  of  Operations  or  Plan  of  Operation. . . . . . . . 20

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheet
(Unaudited)
(Expressed in U.S. Dollars)

=======================================================================================================
                                                                            December 31     March 31
                                                                                   2001         2001
-------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS

Current assets:
  Cash                                                                     $     11,806   $          -
  Accounts Receivable                                                             1,000              -
  Loans receivable                                                               46,745              -
  Receivable from related parties                                                97,604         81,053
  Prepaids                                                                      408,939          2,261
-------------------------------------------------------------------------------------------------------
                                                                                566,094         83,314

Property and equipment, net (note 4)                                            326,904              -

Investments (note 6)                                                                  1              1

Other Assets:
  Intangible asset - software rights and systems (note 5)                    26,071,508              -
  Deposits                                                                       48,283              -
-------------------------------------------------------------------------------------------------------
                                                                             26,119,791              -

                                                                           $ 27,012,790   $     83,315
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                 $  1,430,482   $  1,295,405
  Payable to related parties                                                    279,874        232,187
  ITS Revolving Line of Credit                                                  310,378              -
  Notes payable (note 7)                                                      1,079,657        326,570
  Series E Preferred Redemption Rights, current portion (note 11e)            4,000,000              -
  Note payable, Starfish Group, LLC (note 10)                                         -      3,585,348
-------------------------------------------------------------------------------------------------------
                                                                              7,100,391      5,439,510

Stockholders' equity:
  Share capital:
    Authorized:
      300,000,000 common shares with par value of $0.001
      25,000,000 preferred shares with par value of $0.001
    Issued and fully paid:
        8,500,000 (March 31 - 8,500,000) Series A,
                  non redeemable, voting, convertible preferred shares            8,500          8,500
        Nil (March 31 - 1,000,000) Series B, non-redeemable,
                  non-voting, 8% cumulative convertible preferred shares              -          1,000
        1,300 (March 31 - 1,300) Series D, redeemable, non-
                  voting, convertible preferred shares                                1              1
        250,000 (March 31 -nil) Series E, redeemable,
                  non-voting, convertible preferred shares                          250              -
                                                                           ----------------------------
                                                                                  8,751          9,501
        112,993,515* (March 31 - 151,417*) common shares                        112,992            909
        Additional paid-in capital                                           39,360,296     15,742,611
        Deficit accumulated during the development stage                    (19,569,641)   (21,109,216)
-------------------------------------------------------------------------------------------------------
                                                                             19,912,399     (5,356,195)

                                                                           $ 27,012,790   $     83,315
=======================================================================================================

Note: *Adjusted to reflect reverse stock split 1:30 on July 18, 2001, August 22, 2001 and forward stock split 5:1 on October 29, 2001

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                   Nine months    Nine months    Three months    Three months
                                                         ended          ended          ended            ended
                                                       Dec 31,        Dec 31,        Dec 31,          Dec 31,
                                                          2001           2000           2001             2000
==============================================================================================================
Revenue:
  Interest                                        $      2,301   $    112,139   $           -   $      66,667
  User transaction fee                                  21,137              -          16,521               -
  Foreign exchange                                       3,538          2,309             678            (241)
--------------------------------------------------------------------------------------------------------------
                                                        26,976        114,448          17,198          66,426
Expenses:
  Accounting and audit                                  86,197         81,825          26,197          20,325
  Administration fees to Thesseus Services Inc.              -        205,644               -          85,644
  Bad Debts                                             12,100         53,190               -          53,190
  Consulting                                           226,231        530,565         196,231         190,000
  Credit card fees and expenses                          1,667         15,611           1,667               -
  Equipment leasing                                      1,586          3,668             995             312
  Interest                                             287,902        132,844          24,140          76,248
  Legal                                                 48,798        802,064           3,522         336,128
  Marketing                                             12,349         53,194           6,749           2,467
  Miscellaneous                                         23,764         11,361          21,176           2,463
  Outside Services                                      80,617              -          52,136               -
  Payroll                                              156,586        113,736          95,302          14,416
  Printing                                               1,878         17,186           1,878               -
  Regulatory filings                                     1,505          9,900           1,505           1,607
  Rent                                                  54,454         32,038          31,447         (16,193)
  Stock transfer fees                                   15,479          2,143           9,429           1,339
  Telephone                                             28,223         15,626          27,165           4,718
  Travel                                                39,017         13,462          37,428           1,850
  Write-off of Intellectual Capital                          -          2,000               -           2,000
  Write-off of Infobase                                      -        226,466               -         226,466
  Write-off Themeware Note (note 5c)                   393,556              -               -               -
--------------------------------------------------------------------------------------------------------------
                                                     1,471,908      2,322,523         536,966       1,002,980
--------------------------------------------------------------------------------------------------------------

Net Income (loss) before extraordinary gain         (1,444,932)    (2,208,075)       (519,768)       (936,554)
Extraordinary Gain (note 8)                          2,984,507              -       2,984,507               -
--------------------------------------------------------------------------------------------------------------

Net Income (loss) before equity losses               1,539,575     (2,208,075)      2,464,740        (936,554)
Equity losses (note12)                                       -       (599,982)              -        (101,624)
--------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                     1,539,575     (2,808,057)      2,464,740      (1,038,177)
==============================================================================================================

Basic and diluted earnings (loss) per share*      $       0.03   $     (25.86)  $        0.03   $       (9.65)
==============================================================================================================

Weighted average shares, basic and diluted*         46,749,678        108,582      97,795,026         107,528
==============================================================================================================

Note: *Adjusted to reflect reverse stock split 1:30 on July 18, 2001, August 22, 2001 and forward split 5:1 on
      October 29, 2001

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------
                                                        Nine months    Nine months
                                                              ended          ended
                                                           Dec. 31,       Dec. 31,
                                                               2001           2000
===================================================================================
Cash flows from operating activities:
  Net income (loss)                                    $  1,539,575   $ (1,769,880)
  Items not involving cash:
      Write-off Themeware Note                              393,556              -
      Extraordinary gain on Starfish debt conversion     (2,984,507)             -
      Equity losses                                               -        498,359
  Changes in non-cash operating working
    capital:
      Decrease (increase) in prepaids                           800         12,112
      Decrease (increase) in interest receivable             (2,301)       (44,064)
      Decrease in refundable deposits                       (14,490)       150,000
      Increase in accounts payable and
        accrued liabilities                                 531,921        746,856
-----------------------------------------------------------------------------------
  Net cash used in operating activities                    (535,447)      (406,616)

Cash flows from investing activities:
  Notes receivable                                         (391,254)    (3,695,000)
  Investment in Keycom, Inc.                             (1,000,000)             -
  Computer and Furniture Equipment                         (117,182)
  Distributions from Eikos Acquisition Limited                    -        277,200
-----------------------------------------------------------------------------------
  Net cash provided by investing activities              (1,508,436)    (3,417,800)

Cash flows from financing activities:
  Notes payable                                           1,031,465        (63,430)
  Issuance of common shares                                 950,000              -
  Issuance of preferred shares                                    -      1,500,000
  Note payable, Starfish Group, LLC                               -      2,559,765
  Advances from related parties, net                         23,636       (182,613)
-----------------------------------------------------------------------------------
  Net cash used in financing activities                   2,005,101      3,813,722
-----------------------------------------------------------------------------------

Increase (Decrease) in cash                                 (38,781)       (10,694)

Cash, beginning of period                                    50,588         10,694
-----------------------------------------------------------------------------------

Cash, end of period                                    $     11,806   $          -
===================================================================================

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in U.S. Dollars)

Period from incorporation on May 31, 1994 to December 31, 2001


                                                                                                             Preferred
                                                                                                          shares to be
                                                           Common        Par      Preferred      Par        authorized
                                                           shares       value       shares      value       and issued
=======================================================================================================================
June 14, 1994
Shares issued for services at $0.001                        100,000   $      1   $         -   $     -   $           -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                                     100,000          1             -
July 31, 1995
Shares issued at $0.10                                       37,000          -             -         -
Net loss, year ended March 31, 1996                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                     137,000          1             -         -               -
Net loss, year ended March 31, 1997                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                     137,000          1             -         -               -
December 2, 1997
Acquisition of equity of Thesseus in Eikos                        -          -             -         -       7,177,500
February 28, 1998
Shares issued for services at $0.001                        100,000          1             -         -               -
February 28, 1998
Forward share split 45:1                                 10,428,000        105             -         -               -
Net loss, year ended March 31, 1998                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                  10,665,000        107             -         -       7,177,500
September 30, 1998
Eikos distributions                                               -          -             -         -        (370,462)
October 7, 1998
Change par value from $0.00001 to
   $0.001                                                         -     10,558             -         -               -
Net loss, year ended March 31, 1999                               -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                  10,665,000     10,665             -         -       6,807,038
September 14, 1999
Cancellation of shares                                   (9,000,000)    (9,000)            -         -               -
September 16, 1999
Forward share split 2:1                                   1,665,000      1,665             -         -               -
September 28, 1999
Forward share split 1.5:1                                 1,665,000      1,665             -         -               -
November 10, 1999
Eikos distributions                                               -          -             -         -        (214,544)
November 11, 1999
Shares issued on acquisition of
   CASA@Home, Inc. and Eikos
      Acquisition Limited at $0.001                       3,500,000      3,500             -         -       6,592,494
December 17, 1999
Shares issued - 50,000 for cash,
   200,000 for services at $0.50                            250,000        250             -         -               -
December 30, 1999
Share dividend at $0.001                                  8,745,000      8,745             -         -               -
January 10, 2000
Shares issued for services at $0.50                          40,000         40             -         -               -
January 18, 2000
Acquisition of investments in eCard
   Solutions, Inc. (formerly Brunswick
   Capital Partners, Inc.) and InfoBase
   Direct Marketing Services, Inc. (2,000,000 shares)             -          -             -         -               -
January 24, 2000
   Payment for share options                                      -          -             -         -               -
February 14, 2000
   Shares issued for services at $0.50                      125,000        125             -         -               -
Net loss, year ended
   March 31, 2000                                                 -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                  17,655,000     17,655             -         -       6,592,494
     Reverse stock split 30:1 on July 18, 2001          (17,066,500)   (17,067)
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                     588,500        588             -         -       6,592,494
Shares issued to Thesseus International
   Asset Fund for Eikos Acquisition,
   eCard and InfoBase**                                      66,667         67     8,500,000     8,500      (6,592,494)
July 6th, 2000
     Shareholder loan converted to B preferred stock                               1,000,000     1,000
September 22, 2000
     Issued Series D preferred stock                                                   1,300         1
     Retired common stock**                                 (10,000)       (10)
February 23, 2001
     Shares issued for services at $2.40 per share**        166,667        167
February 26, 2001
     Shares issued for services at $2.40 per share**         96,667         97
Net loss, year ended
   March 31, 2001                                                 -          -             -         -               -
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                     908,500        909     9,501,300     9,501               -
     Reverse stock split 1:30 on August 22, 2001           (877,734)      (878)
     Forward stock split 5:1 on October 29, 2001            123,064        123
-----------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                     153,830        154     9,501,300     9,501               -
June 11, 2001
   Subscription Agreement; Xtelligence, Inc.
   150 units (5,000,000 shares)*                          5,000,000      5,000
July 31, 2001
   Subscription Agreement; Thesseus International
   400 units (13,333,335 shares)*                        13,333,335     13,333
August 7, 2001
   Subscription Agreement; Heritage West
   50 units (1,666,665 shares)*                           1,666,665      1,667
August 7, 2001
   Series A preferred shares modification*               15,000,000     15,000
August 28, 2001
   Holders of Series B preferred shares, converts all
   Series B Preferred and accumulated dividends                                   (1,000,000)   (1,000)
   to 26,168,675 shares****                              26,168,675     26,169
August 28, 2001
   Officer of Company converts portion of note
   for 3,366,665 shares at $0.03****                      3,366,665      3,366
August 28, 2001
   Xtelligence exercise covertible note for the full
   amount including all interest****                     11,666,665     11,666
September 10, 2001
   Subscription Agreement; Thesseus International
   30 units (1,000,000 shares)****                        1,000,000      1,000
September 20, 2001
   Subscription Agreement; Thesseus International
   220 units (7,333,330 shares)****                       7,333,330      7,333
September 26, 2001
   Issued Series E preferred shares
   on acquisition of Keycom, Inc.                                                    250,000       250
September 26, 2001
   Shares issued to a supplier of Keycom, Inc.
   for services at $0.03 per share****                    5,000,000      5,000
November 30, 2001
   Starfish Group, LLC Debt Conversion, issued
   (22,500,655 + 803,695 shares @ $0.05)
   for (4,000,000 + 149,724.92) debt****                 23,304,350     23,304
Net gain, nine months ended
   December, 31, 2001
-----------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001                              112,993,515    112,992     8,751,300     8,751               -
-----------------------------------------------------------------------------------------------------------------------


                                                            Common
                                                         shares to be   Additional
                                                          authorized      paid-in      Accumulated
                                                          and issued      capital        deficit
===================================================================================================
June 14, 1994
Shares issued for services at $0.001                    $           -   $        99   $          -
---------------------------------------------------------------------------------------------------
Balance, March 31, 1995                                             -            99              -
July 31, 1995
Shares issued at $0.10                                              -         3,700              -
Net loss, year ended March 31, 1996                                 -             -           (100)
---------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                             -         3,799           (100)
Net loss, year ended March 31, 1997                                 -             -              -
---------------------------------------------------------------------------------------------------
Balance, March 31, 1997                                             -         3,799           (100)
December 2, 1997
Acquisition of equity of Thesseus in Eikos                          -             -              -
February 28, 1998
Shares issued for services at $0.001                                -            99              -
February 28, 1998
Forward share split 45:1                                            -          (105)             -
Net loss, year ended March 31, 1998                                 -             -           (100)
---------------------------------------------------------------------------------------------------
Balance, March 31, 1998                                             -         3,793           (200)
September 30, 1998
Eikos distributions                                                 -             -              -
October 7, 1998
Change par value from $0.00001 to
   $0.001                                                           -        (3,793)        (6,765)
Net loss, year ended March 31, 1999                                 -             -         (3,578)
---------------------------------------------------------------------------------------------------
Balance, March 31, 1999                                             -             -        (10,543)
September 14, 1999
Cancellation of shares                                              -         9,000              -
September 16, 1999
Forward share split 2:1                                             -             -         (1,665)
September 28, 1999
Forward share split 1.5:1                                           -             -         (1,665)
November 10, 1999
Eikos distributions                                                 -             -              -
November 11, 1999
Shares issued on acquisition of
   CASA@Home, Inc. and Eikos
      Acquisition Limited at $0.001                                 -             -              -
December 17, 1999
Shares issued - 50,000 for cash,
   200,000 for services at $0.50                                    -       124,750              -
December 30, 1999
Share dividend at $0.001                                            -             -         (8,745)
January 10, 2000
Shares issued for services at $0.50                                 -        19,960              -
January 18, 2000
Acquisition of investments in eCard
   Solutions, Inc. (formerly Brunswick
   Capital Partners, Inc.) and InfoBase
   Direct Marketing Services, Inc. (2,000,000 shares)           2,000     6,642,787              -
January 24, 2000
   Payment for share options                                        -       150,000              -
February 14, 2000
   Shares issued for services at $0.50                              -        62,375              -
Net loss, year ended
   March 31, 2000                                                   -             -     (1,062,077)
---------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                         2,000     7,008,872     (1,084,695)
     Reverse stock split 30:1 on July 18, 2001                               17,067
---------------------------------------------------------------------------------------------------
Balance, March 31, 2000                                         2,000     7,025,939     (1,084,695)
Shares issued to Thesseus International
   Asset Fund for Eikos Acquisition,
   eCard and InfoBase**                                        (2,000)    6,585,927              -
July 6th, 2000
     Shareholder loan converted to B preferred stock                        999,000
September 22, 2000
     Issued Series D preferred stock                                        500,009
     Retired common stock**
February 23, 2001
     Shares issued for services at $2.40 per share**                        399,833
February 26, 2001
     Shares issued for services at $2.40 per share**                        231,903
Net loss, year ended
   March 31, 2001                                                   -             -    (20,024,521)
---------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                             -    15,742,611    (21,109,216)
     Reverse stock split 1:30 on August 22, 2001                                878
     Forward stock split 5:1 on October 29, 2001                               (123)
---------------------------------------------------------------------------------------------------
Balance, March 31, 2001                                             -    15,743,366    (21,109,216)
June 11, 2001
   Subscription Agreement; Xtelligence, Inc.
   150 units (5,000,000 shares)*                                    -       145,000
July 31, 2001
   Subscription Agreement; Thesseus International
   400 units (13,333,335 shares)*                                           386,667
August 7, 2001
   Subscription Agreement; Heritage West
   50 units (1,666,665 shares)*                                              48,333
August 7, 2001
   Series A preferred shares modification*                                   85,000
August 28, 2001
   Holders of Series B preferred shares, converts all
   Series B Preferred and accumulated dividends
   to 26,168,675 shares****                                                 (25,169)
August 28, 2001
   Officer of Company converts portion of note
   for 3,366,665 shares at $0.03****                                         97,634
August 28, 2001
   Xtelligence exercise covertible note for the full
   amount including all interest****                                        351,135
September 10, 2001
   Subscription Agreement; Thesseus International
   30 units (1,000,000 shares)****                                           29,000
September 20, 2001
   Subscription Agreement; Thesseus International
   220 units (7,333,330 shares)****                                         212,667
September 26, 2001
   Issued Series E preferred shares
   on acquisition of Keycom, Inc.                                        20,999,750
September 26, 2001
   Shares issued to a supplier of Keycom, Inc.
   for services at $0.03 per share****                                      145,000
November 30, 2001
   Starfish Group, LLC Debt Conversion, issued
   (22,500,655 + 803,695 shares @ $0.05)
   for (4,000,000 + 149,724.92) debt****                                  1,141,913
Net gain, nine months ended
   December, 31, 2001                                                                    1,539,575
---------------------------------------------------------------------------------------------------

Balance, December 31, 2001                                          -    39,360,296    (19,569,641)
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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                          (Expressed in U.S. Dollars)
                      Nine months ended December 31, 2001

--------------------------------------------------------------------------------

Emergent Financial Group, Inc. was incorporated in Delaware in May 1994 and its predecessor business began substantive operations in November 1999, with Emergent initiating current operations in July 2001. At December 31, 2001 Emergent is considered to be a development stage enterprise for financial reporting purposes as significant revenues from its current business have not yet been generated. The Company is an electronic transaction data processing holding company. The Company has two primary lines of business principally conducted through its wholly owned subsidiary, Key Com Holdings, Inc. (Keycom), oriented around proprietary software and systems used to drive POS (Point of Sale) terminal transactions. The systems increase the terminal functionality by processing various additional specialized financial transactions in addition to traditional credit and debit payments. Our two primary systems permit the real-time transfer of funds internationally (wires) - commonly referred to asFamily Remittances - and the real-time electronic distribution of pre-paid telephony and Internet services- Electronic Prepaid. The business plan of management is to become a global provider of innovative transaction data processing services. Accordingly, the Company set out to develop a payment system combining the pervasiveness of credit card terminals with the existing financial system infrastructure- the Automated Clearing House, or ACH, the credit card networks and the ATM/debit card networks. The Company's systems are designed to take advantage of the reliability of electronic payment infrastructure and telecommunications networks.

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

     (b)  UNAUDITED  INTERIM  FINANCIAL  INFORMATION:

     The interim financial information as at December 31, 2001 and for the three and nine month periods ended December 31, 2001 and 2000 is unaudited; however, such financial information reflects all adjustments, consisting solely of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.

     (c)  GOING-CONCERN  ASSUMPTION:

     These financial statements have been prepared in accordance with generally accepted accounting principles in the United States that are applicable to a going concern, which assume that the Company will continue its operations and be able to satisfy its obligations as they come due through the next year. As at December 31, 2001, the Company had a working capital deficiency of $ 6,534,298. Net income for the nine months ended December 31, 2001 was $ 1,539,575, including an extraordinary gain of $2,984,507 ($ 2,464,740 including an extraordinary gain of $2,984,507- 3 months). The net loss before the extraordinary gain totaled $1,444,932 for the nine months ended December 31, 2001, and $519,768 for the three months ended December 31, 2001. The Company has not generated an operating profit since inception.

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

     (d)  EARNINGS  (LOSS)  PER  SHARE:

     Basic per share amounts are calculated based on the weighted average number of shares outstanding, and give retroactive effect to the stock splits, stock dividend and share cancellations as if they had happened at the beginning of the periods presented. Net income (loss) per share is computed using the weighted average number of common shares outstanding during each period, adjusted to give effect to the reverse stock split 1:30 on July 18, 2001 and August 22, 2001 (the "Reverse Stock Splits") and a forward split 5:1 (the "Forward Split") on October 29, 2001 as follows:

     ---------------------------------------------------------------------------
                                                                2001      2000
     ---------------------------------------------------------------------------
     Three  months  ended  December  31                      97,795,026  107,528
     Nine  months  ended  December  31                       46,749,678  108,582
     From incorporation on May 31, 1994 to September 30       4,715,132   54,826

     Diluted earnings (loss) per share have not been disclosed as the effect of the exercise of options, warrants and the conversion of convertible preferred shares would be anti-dilutive due to the loss from continuing operations. Information stated herein as being adjusted to reflect stock splits reflect the two Reverse Splits which occurred during the quarter ended December 30, 2001.

     (e)  COMPARATIVE  FIGURES:

     Certain of the comparative figures have been reclassified to conform with the presentation adopted in the current period.

     (f)  GOODWILL  AND  OTHER  INTANGIBLES

     Goodwill and other intangibles are carried at cost less accumulated amortization. The cost of other identified intangibles are being amortized on a straight-line basis over three years. Other intangibles include purchased domain names, licenses, and identifiable intangibles acquired in business combination.

     (g)  IMPAIRMENT  OF  LONG-LIVED  ASSETS,  INCLUDING  GOODWILL  AND  OTHER
          INTANGIBLES

     The Company assesses the impairment of its long-lived assets and other identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board Opinion (APB) No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could result in an impairment review include but are not limited to, significant underperformance relative to expected historical or projected future operating results, undiscounted cash flows are less than the carrying value, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends and a significant decline in our stock price for a sustained period. If the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will measure any impairment based on the projected discounted cash flow method using a discount rate commensurate with the risk inherent to the Company's current business model. As of December 31, 2001, the Company has not identified any such impairment.

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

     (k)  REPORTING  GAINS  AND  LOSSES  FROM  EXTINGUISHMENT  OF  DEBT:

     The Company reports any gains or losses from conversion of debt to equity in accordance with Statement of Financial Standards (SFAS) No. 4, Reporting Gains and Losses from Extinguishment of Debt. The statement specifies that gains and losses in the current year from extinguishments of debt, other than to meet sinking fund requirements, shall be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The standard also provides that a description of the extinguishment transaction, the income tax effect, and the per share amount of the aggregate gain or loss net of the tax effect be disclosed in the financial statements.

     Gains and losses reported under this standard are not immediately impacted by income taxes given the Company's current net operating loss position for tax purposes. The future tax benefit of a net operating loss would be reduced by the amount of a net gain.

     RECENT  ACCOUNTING  PRONOUNCEMENTS:

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

     GOODWILL  AND  OTHER  INTANGIBLES

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No.142"). It addressed how intangible assets that are acquired individually or within a group of assets (but not those acquired in business combination) should be accounted for in the financial statements upon their acquisition. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated. SFAS No. 142 also prescribes that goodwill and other intangibles that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their useful lives, but no longer with the constraint of the 40-year ceiling. SFAS No. 142 provides specific guidance for the testing of goodwill for impairment, which may require remeasurement of the fair value of the reporting unit. Additional ongoing financial statement disclosures are also required.

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

     In August 2001, the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144. It supercedes SFAS No. 121 Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of and APB Opinion No. 30 Reporting the Effects of Disposal of a Segment of a Business. It establishes a single account model based upon the framework of SFAS No. 121. It removes goodwill and intangible assets from its scope. It describes probability-weighted cash flow estimation approach to deal with certain situations. It also establishes a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company has not fully assessed the impact of the adoption of SFAS 144 upon its financial position or results of operations.

2.   BUSINESS  COMBINATION

     On September 26, 2001, the Company acquired 100% of Keycom, Inc. including all intellectual property for aggregate consideration of $26,150,000. The acquisition was entered into by a special-purpose, wholly owned subsidiary of the company, KeyCom Holdings, Inc., through a merger with Keycom, Inc., a Delaware Corporation, which developed the XTRAN point-of-sale system. KeyCom Holdings was the surviving entity in the merger. Under the terms of the agreement, the Company issued 250,000 shares of Series E Preferred Stock (see note 11(e) for a full description) with a stated value of $100 per share, or $25,000,000 in securities, and invested $1,000,000 in cash and 5,000,000 common shares valued at $150,000 ($0.03 per share), into KeyCom for an aggregate consideration of $26,150,000.

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

     On December 28, 2001, the Company entered into an Asset and Membership Purchase Agreement with Junum Incorporated (Junum) to acquire 100% of the outstanding capital stock of NextTech Card Services, Inc. (NextTech), a California corporation plus 1,200,000 months of Junum's Credit Management Service in exchange for 8,333,333 shares of the Company's restricted common stock valued at $5,000,000. Both parties agreed to allocate the purchase price as $200,000 for NextTech shares and $4,800,000 for the Junum memberships.

     NextTech has completed licensing agreements and operating relationships to initiate and maintain a credit card program, including contracting with a regulated financial institution in good standing with the FDIC or other regulatory body and which is a principal member of VISA or MasterCard. NextTech is party to two agreements with Net First National Bank (Net First): (1) a Marketing, Processing and Receivables Purchase Agreement dated October 5, 2001 between Net First and Junum, and (2) a Marketing Agreement dated October 5, 2001 between Net First and NextTech. Pursuant to the Asset and Purchase Agreement, the transaction is conditional based upon the delivery of a valid and enforceable issuing agreement as detailed above. Management has been in discussion with Net First to confirm the validity of the agreements and the Bank's willingness to proceed. The Bank has not supplied the Company with a written confirmation, citing certain management transition issues. Therefore, the consideration for the transaction has not been delivered to the sellers and the acquisition will not be recorded until such time as the conditions are fully met.

3.   PREPAID  ASSETS:

     On December 28, 2001, the Company entered into an Asset and Membership Purchase Agreement with Junum Incorporated (Junum) to acquire 1,200,000 months of Junum's Credit Management Service and 100% of the outstanding capital stock of NextTech Card Services, Inc. (NextTech), a California corporation, in exchange for 8,333,333 shares of the Company's restricted common stock valued at $5,000,000. Both parties agreed to allocate the purchase price as $4,800,000 for the Junum memberships and $200,000 for the NextTech shares.

     Junum's patent pending systems, in part, serve to optimize consumer credit ratings through a series of automated and other processes which are marketed as a membership based, monthly subscription service. The Company intends to resell the Junum Memberships to third parties including customers of NextTech.

     The term of the Agreement is two years with an option to extend the Agreement for an additional two years if the Company has not used all the Junum Memberships in the initial two-year period. The Company expects to sell all Memberships purchased and, as such, will expense the Memberships as used during the term of the Agreement.

     The Junum and Net First transactions are considered to be a combined transaction. As such, the Company will record the transactions at the same time. Certain actions, as described in Note 2, are required by Net First Bank before the transactions will be recorded.

4.   PROPERTY  AND  EQUIPMENT:

     Property and equipment consists of the following at December 31, 2001:

          Point-of-sale terminals               $  215,000
          Computers and equipment                   68,106
          Furniture and fixtures                   183,525
                                                ----------
                                                   466,631
     Less: Accumulated depreciation                 66,223
                                                ----------
                                                $  400,408
                                                ----------

5.   INTANGIBLE ASSET - SOFTWARE RIGHTS AND SYSTEMS

     (a)  KEYCOM  HOLDINGS  CORP.

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

     The Company's subsidiary also has an existing contract with a third-party technology company that has developed patented point-of-sale terminals used to vend prepaid products. This company currently operates 25,000 terminals in retail locations nationwide and in six countries. XTRAN software is being deployed on this network pursuant to the Direct Distributor Agreement, providing Keycom a network larger than all competitors but one for its software and system. The system recorded 26,000,000 individual customer transactions last year, providing the Company an established audience for its additional products.

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

6.   INVESTMENTS:

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

     (c)  ECARD  SOLUTIONS,  INC.

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

     (d)  THEMEWARE:

     The Company has advanced $393,556 for the nine months ended December 31, 2001, for a combined total in advances of $4,018,254. In return, ThemeWare executed a promissory note in favor of the Company. The note bears interest at 8%, with both principal and interest payable on demand.

     As of December 31, 2001, the operations of ThemeWare were discontinued and, as a result, the Company no longer has reasonable assurance that the ThemeWare investment will be recoverable. As a result, the Company has determined that no additional advances should be made to ThemeWare, and that the Company's note receivable should be written off (see Note 9(a) of the audited Consolidated Financial Statements for March 31, 2001 for details of the write-off at year-end). Accordingly, the principal of the note in the amount of $393,556 plus accumulated interest of $2,301 as of December 31, 2001 has been written off. The principal of $3,627,000 plus accumulated interest of $164,524 was written off at year-end March 31, 2001.


7.   NOTES  PAYABLE:

     (a)  UNSECURED  NOTES  PAYABLE

     Notes payable are unsecured and bear interest at 8% per annum payable on maturity. $290,000 of these notes are payable to stockholders of the Company. The Notes matured on April 27, 2001, at which time the full amount of principal and interest was due.

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

     (b)  SECURED  NOTES  PAYABLE

     $450,000 of notes payable by Keycom are secured by certain assets of Keycom and personally guaranteed by the former president of Keycom, Inc. The notes bear interest at 15% per annum payable on maturity and are repayable on January 31, 2002. Keycom was unable to repay the notes when they matured and is now in default under the terms and conditions of the notes. On [ ] Keycom reached agreement with the holder of the note and in consideration for a $100,000 payment, the repayment terms were extended for 90 days.The note has subsequently again matured and is due and payable.

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

8.   SECURED  REVOLVING  LINE  OF  CREDIT

     On October 1, 2001, Keycom obtained a revolving line of credit in the amount of $2,000,000 from Internet Transactions Services, Inc., a Colorado corporation.

     Terms of the note include a 10% interest rate on all advances. Payment of the loan is upon demand but all outstanding principle and interest plus accrued interest must be paid no later than January 2, 2003.

     The revolving line of credit is secured by all assets of Keycom Holdings.

     As of December 31, 2001, $310,378 has been advanced to Keycom.

9.   SENIOR  CONVERTIBLE  NOTE  TO  XTELLIGENCE,  INC.

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

10. NOTE PAYABLE TO STARFISH GROUP, LLC, GRAYBOX, THE DAIMYO GROUP, INC., COLLECTIVELY "STARFISH":

     As of December 31, 2001, the Company has received advances from Starfish totaling $3,585,348. The principal balance, together with interest at 10% per annum, was repayable in full on December 31, 2000. While this note is outstanding, the Company is restricted from obtaining any debt, equity or other financing unless it is applied to the repayment of this note. As security for this note, the Company granted Starfish a security interest in all of the Company's existing assets as well as, during the term of the Agreement, in any subsequently acquired stock, debt or equity interest in any other corporation. For a period of one year from the date of an event of default (as defined), Starfish had the right to convert amounts owing under the note into the most senior class of Preferred Stock of the Company that is convertible into common stock of the Company, as determined by the sole discretion of the Starfish, which common stock must then be registered pursuant to the Securities Act of 1933 within 90 days of the conversion. Upon default, for each $1,000,000, and on a pro-rata basis for any amount less than $1,000,000, the lender would be entitled to common stock equal to 5% of the Company's then outstanding common stock calculated on a fully diluted basis.

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

     On August 28, 2001, the Starfish Group, LLC and the Company reached an agreement to convert $3,585,348 plus $414,652 of accrued interest for a total of $4,000,000 into 22,500,655 shares (as adjusted for stock splits) of common stock in the Company. However, the agreement provides for a limited option permitting Starfish, LLC to surrender such shares to the Company and reinstate the Notes and all rights currently related thereto, in full, including, without limitation, all security interests and liens, at any time on or prior to November 30, 2001. The agreement provides for, amongst other things, that in the event the conversion is not rescinded on or prior to November 30, 2001, Starfish would convert the ($149,725) remaining balance of accrued interest into 803,695 shares of common stock (as adjusted for stock splits).

     In order to further induce the note holders to convert to equity, the Company issued warrants to the note holders to purchase up to an aggregate of 23,000,000 shares of the Company's common stock at $0.002 (as adjusted for stock splits) at any time prior to June 30, 2006.

     The agreement to convert was not rescinded by the November 30, 2001 deadline. Therefore, the Company has converted the debt plus accrued interest into 23,304,350 shares of common stock (as adjusted for stock splits) and recognize extraordinary income of $2,984,507 as gain from extinguishment of debt.

11.  PREFERENCE  SHARES:

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

     At December 31, 2001, the Series A convertible preferred shares are not entitled to receive dividends.

     (b)  SERIES  B:

     On August 28, 2001, Blair Developers, LLC, formerly Flex LLC, elected to convert 1,000,000 Series B Preferred Stock including $99,333 of accrued dividends into 26,168,675 shares of common stock (as adjusted for stock splits) of the Company. In order to further induce Holders of the Series B Preferred shares to convert to common stock, warrants were granted to enable the Holders to purchase up to an aggregate of 27,000,000 shares of the Company's common stock at $0.002 (as adjusted for stock splits) at any time prior to June 30, 2006.

     At December 31, 2001, there is no outstanding Series B preferred shares.

     (c)  SERIES C:

     On October 8, 2000, the Board authorized the creation of Series C preferred shares. As at December 31, 2001, no class C preferred shares have been issued.

     (d)  SERIES D:

     At December 31, 2001, the Series D Convertible Preferred Shares are not entitled to receive dividends.


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

     At December 31, 2001, the Series E Convertible Preferred Shares are not entitled to receive dividends.

     To date, the holders of the Series E have not exercised their right to put $1,000,000 of the stated value of the stock to the Company. The holders retain their right to exercise the put through March 31, 2002.

12.  PRIVATE  PLACEMENT,  STOCK  OPTIONS  AND  WARRANTS:

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

     On July 31, 2001 Thesseus International Asset Fund, an entity which a director and the CEO of the Company has significant beneficial ownership of, executed a Subscription Agreement with the Company to purchase up to 650 units for a purchase price of $1,000 per unit. Each unit consists of 33,333 shares of the Company's common stock and a five year warrant to purchase up to 33,333 shares of the Company's common stock at an exercise price equal to $0.03 per share. The units and warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits. As of December 31, 2001, a total of $650,000 purchase price had been received by the Company. The proceeds were used to fund an investment made by the Company in Keycom. A total of 21,666,667 warrants were issued pursuant to this subscription.

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

13.  RELATED  PARTY  BALANCES  AND  TRANSACTIONS:

     Amounts receivable from/payable to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

14.  EQUITY  LOSSES:

     eCard Solutions, Inc. ("eCard") incurred losses of $5,500 for the three months ended June 30, 2001, which is not reflected in the Consolidated Statements of Operations due to the write-down of the Company's investment eCard Solutions, Inc., to $1 at March 31, 2001.

15.  SUPPLEMENTARY  CASH  FLOW  INFORMATION:

                                                                 Period from
                                                             incorporation on  Nine months   Nine months
                                                                      May 31,        ended         ended
                                                                      1994 to      Dec. 30       Dec. 30
                                                                Dec. 31, 2001         2001          2000
=========================================================================================================
Non-cash investing and financing activities:
    Common shares issued to unrelated
      parties on acquisition of CASA                       $           2,000   $          -  $          -
    Common shares issued to Thesseus on
      acquisition of EAL                                               1,500              -             -
    Eikos distributions received by Thesseus
      on behalf of the Company                                       585,006              -             -
    Preferred shares authorized and issued to
      Thesseus on acquisition of EAL                               6,592,494              -             -
    Common shares issued for services                                814,700              -             -
    Common shares authorized and
      issued to Thesseus on acquisition of
      investments in eCard and InfoBase                            6,644,787              -             -
    Note payable to eCard for investment
      in Series B preferred shares                                  (750,000)             -             -
    Conversion of shareholder loan to preferred shares             1,000,000      1,000,000
    Common shares issued for Series B preferred
      conversion                                                       1,000          1,000             -
    Common shares issued to Officer of Company for
      converting partial note                                        101,000        101,000             -
    Common shares issued to Xtelligence for converting
      note and all accrued interest                                  362,801        362,801             -
    Common shares issued to Carbon House pursuant
      to the Consulting Agreement                                    150,000        150,000             -
    Series E Preferred shares issued to unrelated parties
      on acquisition of Keycom, Inc.                              25,000,000     25,000,000             -

=========================================================================================================
                                                           $      40,505,288   $ 25,614,801  $  1,000,000


16.  CONTINGENCY:

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

17.  COMMITMENTS:

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

     The lease was amended December 19, 2001 to obtain an additional 5,011 square feet for expanded operations. The total space under lease in Boulder, Colorado now totals 11,444 square feet. Obligations for the combined space under the amended lease are $111,002; $138,561; $142,718; $147,000; and $151,410 in years one through five, respectively. Common expenses for the combined space are estimated to be $40,811 per year with provisions for annual adjustments.

     CONSULTING  AGREEMENTS:

     The Company entered into an agreement on November 1, 2001 with PrimeDomain International, SA for assistance in market development, strategic planning, technological development, and corporate finance. PrimeDomain's primary objective is to assist the Company to raise not less than $5,000,000 of capital through the issuance of debt or equity securities. The term of the agreement runs from November 1,2001 through November 30, 2002.

     Under the terms of the agreement, the Company will pay PrimeDomain a monthly fee of $20,000. The fee will accrue beginning November 1, 2001 but is not payable unless and until the closing of a capital raising transaction in which the Company receives net proceeds of at least $5,000,000.

     On December 17, 2001, the Company retained vFinance, Inc. as its exclusive financial advisor for investment banking services and transaction services for a period of one year. The terms of the agreement calls for a payment of $10,000 per month to vFinance as a monthly advisory fee. Additionally, the Company will pay a cash fee of 10% of the dollar amount raised by vFinance for the Company plus warrants equal to 10% of the number of shares sold in the fundraising process. The Company will pay 10% of the value of any transaction, payable in the same form and manner as the consideration paid or received by the Company or its shareholders, for any transaction with which the Company may be involved in during the term of the agreement. vFinance is a specialty investment bank for emerging growth companies and is partially owned by SOFTBANK, a leading global venture capital investor with $20 billion in assets.

     The Company entered into an agreement with BFIG Group (BFIG) on January 15, 2002 for consulting services regarding all matters involving state and interstate licensing, all aspects of regulation as applied to the cash remittance industry including maintenance of licenses, compliance with the Bank Secrecy Act, compliance with Internal Revenue notice requirements, and all matters involving regulation and compliance in foreign jurisdictions.

     For such services, BFIG will be paid $100,000 as an advance against 1.5% of all remittance fees derived from XTRAN transactions from terminals situated in all jurisdictions which operate under license authority derived from the Company's status as a client of BFIG under the contract. The term of the agreement is five years.

     FINANCING  ARRANGEMENTS:

     On October 25, 2001, The Company entered into an agreement with a merchant bank to arrange one or more debt financings. The agreement established a custodial or sub-custodian relationship for Emergent. The merchant bank is expected to arrange a line of credit provided by a syndicate of commercial banks. Management anticipates that the transaction will close during the first quarter of 2002, however, there is no assurance that the transaction will actually be completed.

     ACQUISITIONS:

     On October 12, 2001, the Company signed a binding Letter of Intent to acquire a venture partner of Keycom that owns and operates a proprietary network of point-of-sale terminals distributed nationally and internationally. The Letter of Intent sets forth the terms and conditions of the acquisition, including all detailed information on purchase price, contingent payments, investments into the company, and other material terms, as well as provides for no-shop provisions as to the sellers, break-up fee penalty payments and pre-closing confidentiality provisions.

     Management originally anticipated the transaction would close in November 2001, but as part of its due diligence review, management required an audit of the seller. Management discovered that the target company had not been audited since inception. Based on direct consultation with the seller's independent accountants, the accountants are unwilling to issue an unqualified opinion for the seller's financial statements. The Company's accountants, KPMG, advised that an audit is required under SEC reporting requirements and that, if not obtained, the reporting parent company would not be able to comply with SEC reporting requirements. The Company's accountants further advised that Emergent could request an exemption from the SEC, however, it is unlikely the exemption would be granted. Without the exemption, there would be material economic harm to Emergent if the transaction were completed. As of December 31, 2001, the sellers breached the terms of the letter of intent. The Company is currently reviewing its available remedies.

     On December 31, 2001, the Company and Crosstar Surety LLC, an entity controlled by the CEO of Emergent, executed an assignment of Crosstar's Agreement to acquire a 90% interest in a life insurance company. The Agreement provides for the terms and conditions of the acquisition, including all detailed information on purchase price, contingent payments, investments into the company, and other material terms and pre-closing confidentiality provisions. Management anticipates the transaction will close during the first quarter of 2002 but there is no assurance that the transaction will close, or that it will be successful if it does.


18.  SUBSEQUENT  EVENTS:

     OTHER  ACQUISITIONS:

     On February 4, 2002, the Company signed a definitive letter of intent to acquire Cash Xpress, a provider of consumer cash advances. The Letter of Intent sets forth the terms and conditions of the acquisition, including all detailed information on purchase price, contingent payments, investments into the company, and other material terms, as well as provides for no-shop provisions as to the sellers, break-up penalty payments and pre-closing confidentiality provisions. Management anticipates the transaction will close during the first quarter of 2002 but there is no assurance that the transaction will close, or that it will be successful if it does.

     The business plan of CashXpress is to make short-term cash advances to consumers in exchange for a fee. Using its systems, CashXpress can process a cash advance transaction electronically over the internet and can deposit money directly into a consumer's bank account by automatic wire transfer using the Automated Clearing House systems. When repayment is due, the money is also electronically debited from the consumer's bank account. The entire transaction can take place in the privacy of a consumer's home. The fees may be less than the 'service fees' charged by banks for returned checks or temporary overdrafts.

     CashXpress has a contract with a FDIC-insured national bank to originate loans. The bank is a leading provider of cash advances. Max Lucas, Chief Financial Officer of Emergent, is a shareholder of CashXpress and will oversee the subsidiary for the Company.

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

GENERAL

The Company has a limited operating history upon which to base an evaluation of its business. The Company's business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of development, particularly companies in new and rapidly evolving markets. In addition, because the Company may acquire significant interests in development stage companies, many of which generate net losses, it is experiencing, and expects to continue to experience, significant volatility in its operating results. The Company does not know when or if it will report net income, and it expects that it will report net losses in many quarters for the foreseeable future.

The Company is an electronic transaction data processing holding company. The company has two primary lines of business principally conducted through its wholly owned subsidiary, Keycom, oriented around proprietary software and systems used to drive POS (Point-of-Sale) terminal transactions. The systems increase the terminal functionality by processing various additional specialized financial transactions in addition to traditional credit and debit payments. Our two primary systems permit the real-time transfer of funds internationally (wires)- commonly referred to as Family Remittances - and the real-time electronic distribution of pre-paid telephony and Internet services- Electronic Prepaid. The business plan of management is to become a global provider of innovative transaction data processing services. Accordingly, the Company set out to develop a payment system combining the pervasiveness of credit card terminals with the existing financial system infrastructure- the Automated Clearing House, or ACH, the credit card networks and the ATM/debit card networks. The Company's systems are designed to take advantage of the reliability of electronic payment infrastructure and telecommunications networks.

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

As previously reported, the Company closed the acquisition of KeyCom during the fiscal 2nd quarter on September 26, 2001. During the subsequent quarter ending December 31, 2001, the Company made substantial progress in implementing its business plan. During the first 90-day period with Keycom under our control, we have continued to develop the business as reflected in various developments, which generally fall into the following categories: Liquidity Plan; Management Depth; Operational Capacity; Institutional Partnerships; Governance; Acquisitions.

Liquidity Plan

     - On November 21, 2001, we completed the final conversion of over $4,149,000 of senior secured debt into common stock, which was in default. As a result, our liquidity ratio (current assets to current liabilities) had a net improvement of 28.54 %, or $2,498,286
     - On October 1, 2001, our subsidiary entered into a revolving credit agreement with Internet Transaction Services for $2,000,000. As of December 31, 2001, we had drawn $310,378 from this facility in order to fund ongoing operations.
     - On December 17, 2001, we engaged vFinance Investments, a specialty investment bank in part owned by SOFTBANK, the global venture capital investment firm, to act as financial advisor and to assist in capital formation.

     - On October 25, 2001, we entered into a Credit Agreement with a merchant bank to establish a secured line of credit.

Management Depth

     - During the period, we also added to our management team and board of directors. On December 10, 2001, Max Lucas joined Emergent as Chief Financial Officer and a Director. Mr. Lucas was formerly Chief Financial Officer of Citibank Credit Services. His resume is more fully described below in section 401.
     - On December 31, 2001, we also added depth to specific industry expertise with the addition of John Mendez as Director of Sales. Mr. Mendez was formerly a senior executive with Western Union and with Moneygram Payment Systems, two leading money transmitters.
     - On December 31, 2001, we reached agreement to form a specialty limited liability company, Emergent eMerchant Strategic Ventures LLC, in partnership with four former senior executives from the leading money transfer businesses. The partnership was formed after a mutual evaluation period and generally seeks to deploy our next generation money transfer technology nationwide as a low-cost alternative to existing legacy systems.

Operational Capacity

     - During the third quarter, Emergent opened a data facility in Boulder, Colorado that manages various critical operating functions including:
          Customer Service; Merchant Resolution and Support; Help Desk; Security Fraud; Underwriting/ Application Processing; ACH Settlement; Accounting; Return, Disputes & Adjustments; Terminal Fulfillment Support; and Software Support and Integration. We occupy approximately 11,500 square feet.
     - On December 3, 2001, we launched version 2.0 of our electronic funds transfer software, XTRAN. We believe the software is the only fully web-enabled money transfer technology offered in the market.
     - On October 21, 2001, our IT staff completed the Hypercom technical certification course. We are now certified to program the source code of Hypercom terminals with value-added functionality, such as our electronic funds transfer software. Hypercom has over 3,000,000 terminals deployed worldwide and is the second largest point-of-sale terminal manufacturer in the world.
     - On December 27, 2001, we filed an application with the Swiss authorities to qualify under a tax regime promulgated by the Canton of Neuchatel under which certain economic stimulus programs are offered by the Canton to companies that elect to locate certain activities in Switzerland. Emergent has proposed to domicile five primary activities in Switzerland: (1) banking processing and settlement of funds, (2) intellectual property holding company and continuing technology engineering, (3) data storage and transaction processing on Neuchatel-based servers, (4) POS terminal distribution, and (5) local customer service and technical support. We have initiated the co-location of our systems in Switzerland during the reporting period in cooperation with Cashware, discussed below.

Institutional Partnerships

     - On November 15, 2001, we formed a joint venture with Cashware, a leading information technology and security company based in France. Cashware has agreed to provide our company with secure ID authentication services and to co-locate at their European Secure Infocenter data facility. We believe that the services distinguish our services from other paper-based competitors and add a high tech competitive advantage that would be difficult for competitors to replicate. Cashware is a spin-off of the global electronics firm, Thales Group, an $8 billion defense electronics firm. Cashware's other shareholders include, in part, FIMILAC, parent of Fitch, a nationally known rating agency, and Societe Generale, a leading French commercial bank and one of the largest financial institutions in the world.
     - On December 14, 2001, we entered into an agreement with Atlantic Payment Systems and Global Collect, a leading payment transfer company, to process credit card related transactions for Emergent. Global Collect is a subsidiary of TNT Post Group, a Netherlands-based global leader in mail, express and logistics, with 135,000 employees and over $8 billion in revenue.
     - On December 6, 2001, Centro de Communicacion and Emergent's subsidiary entered into a relationship to deploy XTRAN v2.0 technology in Centro's payout location across Central America. Centro processed nearly 7,000,000 transactions last year and disbursed more than US$2,000,000,000 in currency, principally as agent for Western Union.
     - On November 1, 2001, the Company entered into an agreement with PrimeDomain International, SA for assistance in market development, strategic planning, technological development, and corporate finance. PrimeDomain's primary objective is to assist the Company to raise not less than $5,000,000 of capital through the issuance of debt or equity securities. The term of the agreement runs from November 1,2001 through November 30, 2002.

Governance

     - In connection with our restructuring, Emergent has added three new directors to a total current slate of five, three of which are independent directors.
     - On January 15, 2001, we engaged a leading commercial banking compliance firm to act as senior consultant regarding various regulatory matters pertaining to Money Services Businesses, as defined by the US Treasury.

     - We have undertaken compliance and training software development initiatives with a third party firm specialized in distance learning using the Internet. We believe that this, and other such initiatives, will assist us in remaining in compliance with regulations and provide us a competitive advantage.

Acquisitions

     - On December 31, 2001, we executed agreement to acquire NextTech, a development stage credit card issuer. NextTech has an agreement with a national bank to issue NextTech MasterCards. Through the purchase of NextTech, Emergent expects to have access to agreements permitting it to add its own credit card to its service offerings.
     - On February 3, 2001, we signed a letter of intent to acquire CashXpress, a provider of cash advance services. CashXpress is a development stage company that charges a fee in exchange for advancing cash for a two-week period of time. The technology permits the processing of all transactions over the Internet and through the Automated Clearing House system.
     - On October 12, 2001, the Company signed a binding Letter of Intent to a company that owns and operates a proprietary network of POS terminals distributed nationally and internationally. We also have an existing exclusive joint venture with the above company for money transmission services through the 25,000 existing locations their system operates (see note 17- Acquisitions- in the accompanying financial statements).
     - On December 31, 2001, the Company and Crosstar Surety LLC, an entity controlled by the CEO of Emergent, executed an assignment of Crosstar's Agreement to acquire a 90% interest in a life insurance company. Management believes the controlling interest in the life insurance company may enhance the Company's non-bank financial service menu of products as well as assist in meeting state licensing requirements for Money Service Businesses.


Our technology is currently operational in the field in our test markets. We currently process money transmission transactions to Jamaica daily and simultaneously dispense international prepaid calling cards. Based on the developments since acquisition, we have begun offering service to Mexico and Central America in conjunction with our operating partners. We intend to acquire traffic on our network and to acquire new customers through our partner strategy, which relies on distribution joint ventures with existing money remittance providers that generally are seeking technology solutions to provide enhanced money transmission services. Based on these associations, we believe that our systems may be able to achieve a rapid adoption in the marketplace. Furthermore, the nature of our systems promotes user-driven growth whereby senders notify recipients to use our system to retrieve money transmitted and awaiting pick-up. As a result, the sender has acquired the recipient as a new user to our system. Additionally, we have direct in-person interaction with new customers through our network agents. This presents a further opportunity to encourage system usage. We believe our system is distinguished from other successful user-driven business models such as Hotmail or Paypal in that our network users do not require a personal computer, do not require an email account and do not require a preexisting relationship with a financial institution (i.e. no bank account or credit card). However, we believe that our network may have the same inherent growth characteristics and, as a result, may rapidly achieve market share.

We believe all of the above relationships, contracts and transactions may have a beneficial impact on the result of Emergent, however, there can be no assurances that any of the above will ultimately be successful.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
-----------------------------------------------------------------

The nine month period ended December 31, 2001 continues to reflect start-up results only as Emergent was incorporated in Delaware in May 1994 and its predecessor business began substantive operations in November 1999, with Emergent initiating its current business plan in July 2001, including a restructuring and recapitalization of the Company. Emergent operates primarily through its wholly owned subsidiary KeyCom, which it acquired on September 26, 2001.

Historically, the Company's reported results of operations include all amounts for the parent company, Emergent, and its wholly owned subsidiaries, Shanecy Holdings, Inc. (SHI) and Keycom Holding Corporation (KHC), through the acquisition merger of Keycom, Inc. SHI is a holding entity and as such, its operating expenses were not a material part of the operating expenses of the consolidated entity for the nine months ended December 31, 2001 or since the Company began operations.

The Company reported a net income for the nine months ended, December 31, 2001 of $1,539,575 or $0.03 per share (as adjusted for stock splits, see Financial Statements) and $2,464,740 or $0.03 per share (as adjusted for stock splits) for the three months ended December 31, 2001.

Revenue. The Company reported total operating revenue of $26,976 for the nine months ($17,198 - 3 months) ended December 31, 2001, which represents primarily user transaction fees of $21,137 for the nine months ($16,521 - 3 months).

Expenses. The Company had expenses of $1,471,908 for the nine months ($536,966 - 3 months) ended December 31, 2001 of which, interest on the notes represented $287,902 ($24,140 - 3 months). Expenses also included consulting expenses of $226,231 ($196,231 - 3 months), audit and accounting expenses of $86,197 ($26,197 - 3 months), payroll expenses of $156,586 ($95,302 - 3 months). The Company's expenses related to the acquisitions of the companies discussed herein and the preparation of securities documents.

FINANCIAL CONDITION
-------------------

At December 31, 2001, the Company's assets were comprised primarily of investments in KeyCom Holdings Inc. Substantially all of the Company's other assets had been written off. Please see Note 3 of the Company's audited Consolidated Financial Statements for the year ended March 31, 2001 for a full description of the write-offs.

The Company had a working capital deficiency of $6,534,298 and an accumulated deficit of $19,569,641 at December 31, 2001. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position, it will not be able to continue as a going concern. If the Company cannot reach agreement with its creditors in the immediate near term, the Company may be forced into liquidation or suffer other collection remedies, all of which would have severe negative consequences for the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

A major objective of Emergent is to raise sufficient capital to maintain its viability as a ongoing concern. The primary sources of cash to date have been loans and common and preferred equity financing from related and unrelated parties. The Company has also raised $350,000 through a senior convertible note. Under the terms of the Senior Convertible Note, X-telligence, Inc., a Colorado corporation, loaned the Company a total of $350,000. This note was converted into common stock on August 28, 2001. The proceeds were primarily used by the Company to sustain the operations of ThemeWare by payment of certain key vendors and certain contractors deemed necessary by the Company and the lender to maintain the integrity of the remaining operations representing the ThemeWare investment, which was a significant asset of the company. During the current period, the company received advances totaling $310,378 pursuant to a revolving credit agreement with Internet Transaction Services. The proceeds were primarily invested in establishing the company's headquarters in Boulder and to support the expenses associated with maintaining the operations.

The primary use of cash has been for general and administrative expenses, the $393,556 advanced to ThemeWare for the nine months (nil - 3 months) ended December 31, 2001 and $1,000,000 for the acquisition of Keycom, Inc. At December 31, 2001, Emergent had $11,806 cash on hand. The Company expects negative cash flows from operations to continue for the foreseeable future and if it is unable to promptly raise additional funding it will not be able to continue as a going concern.

During the nine months ended December 31, 2001, the Company's operations were financed primarily through short-term accounts payable $531,921, sale of common stock and warrants for aggregate proceeds of $950,000, conversion of preferred stock and outstanding debt into common stock totaling approximately $5,149,000, issuance of promissory notes for aggregate proceeds of $721,087, ITS revolving line of credit $310,378, and a Senior Convertible Note to Xtelligence, Inc. of $350,000.

At December 31, 2001, the Company had a working capital deficit of approximately $6,534,298 and $11,806 cash on hand. If the Company is unable to promptly raise additional funding it will not be able to continue as a going concern. Management is exploring various alternatives to restructure its capital structure to facilitate raising the additional funding it critically requires, and, in fact, has begun to implement certain steps such as converting preferred equity and debt and negotiating structured payment of accounts payables and
other obligations.   In addition, the Company has entered negotiations for
raising additional capital to fund acquisitions and working capital through issuance of convertible debt or preferred equity. However, there can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company.

RECENT DEVELOPMENTS
-------------------

As of July 18, 2001, Mr. Galanis was unanimously elected by the Board of Directors as President and CEO. Mr. Galanis still remains a significant shareholder of the Company and a member of the Company's Board of Directors.

On December 31, 2000, eCard sold to Junum Incorporated (Junum) its inventory of non-performing debt (the Receivables) containing approximately 189,000 individual accounts with a face value of $352 million, as well as certain intellectual property and business systems relating to the conversion of non-performing receivables into performing receivables. The sale price was $5,100,000, payable in the form of 5,100 shares of the Junum's Series C Preferred Stock (the Preferred Stock). The Preferred Stock is redeemable by Junum in the event Junum does not receive at least $4,900,000 in net collections (as defined in the Asset Purchase Agreement between Junum and eCard dated December 31, 2000).

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

The holders of the Series E shall have the unconditional right to put $1,000,000 of stated value of stock per calendar quarter to the Company for purchase. The Company has an unconditional right to call such stock in the same amount and on the same schedule. The Company has the right to also designate any third party as the counter-party to the put rights. The Company also has the right to assign its call rights to any third party without consent of the preferred holders. The put-call right shall commence on January 1, 2002 and will continue for three subsequent quarters. To date, the holders of the Series E have not exercised their right to put $1,000,000 of stated value of stock to the Company for purchase. They may exercise their right through March 31, 2002.

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

On October 12, 2001, the company signed a binding Letter of Intent to a company that owns and operates a proprietary network of point-of-sale terminals distributed nationally and internationally. The Letter of Intent sets forth the terms and conditions of the acquisition, including all detailed information on purchase price, contingent payments, investments into the company and other material terms, as well as provides for no-shop provisions as to the sellers, break-up fee penalty payments and pre-closing confidentiality provisions.
Management anticipated the transaction closing in November.   However, as part
of its due diligence review, management required an audit of the target company. The target company has not been audited since inception and its independent accountants are unwilling to issue an unqualified opinion for the seller's financial statements. Emergent's independent accountants, KPMG, have advised the Company that an audit of the seller's financial statements is required under SEC reporting requirements and that, if it is not obtained, that the reporting parent company would not be able to comply with reporting requirements. The Company is further advised that it would be able to request an exemption from the SEC. However, it is unlikely that the exemption would be granted. If the exemption were not granted and the transaction completed, there would be material economic harm to Emergent as a result of the transaction. As of December 31, 2001, the sellers had breached the terms of the letter of intent. Management is currently reviewing its available remedies.

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

HERITAGE WEST

On August 1, 2001 the Company entered into a Financial Advisory Agreement with Heritage West Securities to provide investment banking advice and related mergers and acquisition professional services. The agreement is for a one-year engagement and generally provides for fees to be paid upon consummation of acquisitions or financings. We terminated agreements with Heritage West Securities during the period.

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

There are currently outstanding 8,500,000 shares of the Company's Series A Preferred Stock, which are convertible upon seventy-five days prior notice into the greater of 17,125,000 shares of common stock (as adjusted for stock splits) or 19.99 percent (19.99%) of the outstanding shares of common stock of the Company on the date of conversion. The Series A Preferred Stock has a liquidation preference of $0.1551 per share (as adjusted for stock splits), and the holders have the right to cause the Company to redeem such shares for $0.1551 per share (as adjusted for stock splits) at any time after December 31, 2005 after a default, as defined therein. See the description of such Series A Preferred Stock, as amended and restated, in Exhibit 3.1 to this Quarterly

Report. There are currently outstanding 250,000 shares of Senior Series E Preferred Stock. See Exhibit 3.1 to this Quarterly Report. All of the shares of the Company's Series B Preferred Stock have been converted into common stock, and there is no Series C Preferred Stock. Finally, there are 1,300 shares of the Company's Series D Preferred Stock. The Series D Preferred Stock is convertible at any time, in an amount equal to the stated value of the Series D Preferred Stock together with an additional amount (the "Additional Amount") calculated on a daily basis at a rate of 4.5% per annum, into common stock of the Company based on a value of 80% of the then current market value of the Company's common stock, to a maximum of $0.30 per share of common stock (as adjusted for stock splits). At any time after the first anniversary of their issuance, the Company may redeem each share of Class D Preferred Stock at a price equal to the greater of $1,400 plus the Additional Amount and the market price of the common stock into which such Class D Preferred Stock could then be converted. See Exhibit 3.1 to this Quarterly Report.

EQUITY SECURITIES SOLD BY THE REGISTRANT DURING THE NINE MONTHS ENDED DECEMBER 31, 2001 THAT WERE NOT REGISTERED UNDER THE SECURITIES ACT.

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

On December 28, 2001, the Company entered into an Asset and Membership Purchase Agreement with Junum Incorporated (Junum) to acquire 100% of the outstanding capital stock of NextTech Card Services, Inc. (NextTech), a California corporation plus 1,200,000 months of Junum's Credit Management Service in exchange for 8,333,333 shares of the Company's restricted common stock valued at $5,000,000. Both parties agreed to allocate the purchase price as $200,000 for NextTech shares and $4,800,000 for the Junum memberships.

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

The agreement to convert was not rescinded by the November 30, 2001 deadline. Therefore, the Company will convert the debt plus accrued interest into 23,304,350 shares of common stock (as adjusted for stock splits) and recognize extraordinary income of $2,984,507 as gain from extinguishment of debt.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 29, 2001, holders of a majority of the issued and outstanding common stock approved certain actions by written consent including an increase in authorized common stock to 300 million shares and a 5 for 1 forward stock split. In addition, the Company has filed, or anticipates that it will file with the Secretary of State of the State of Delaware, an amended and restated certificate of incorporation, which restates substantially the same language as all prior amendments and restatements. This amendment and restatement were disclosed as
Exhibit 3.1 to the Quarterly Report for the period ending September 30, 2001.

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

                                  EMERGENT FINANCIAL GROUP, INC.



Date: February 19, 2002           By:  /s/  Jason  Galanis
                                  --------------------------------
                                  Name:  Jason  Galanis
                                  Title: Chief Executive Officer
                                  (Duly  Authorized  Officer)