Form 10KSB
period 2002-03-31
EGX FUNDS TRANSFER INC
filed 2002-07-16
CIK 1081227

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended March 31, 2002

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from _____________ to ______________

                  Commission File No. 0-25521
                                      -------

                            EGX FUNDS TRANSFER, INC.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)
                    (formerly Emergent Financial Group, Inc.)

           Delaware                                          88-0407731
           --------                                          ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)


                 3125 Sterling Circle, Boulder, Colorado, 80301
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [ X ]

         State issuer's revenues for its most recent fiscal year: $24,460.

         The aggregate market value of the 1,090,473 shares of Common Stock, $.001 par value per share (the "Common Stock"), held by non-affiliates of the Registrant as of July 10, 2002 was $1,166,806.

         The number of shares outstanding of the Registrant's sole class of Common Stock as of July 10, 2002 was 12,672,497 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format (Check One):

               [  ] YES      [ X ] NO

                         EGX FUNDS TRANSFER INCORPORATED

                       INDEX TO FORM 10-KSB ANNUAL REPORT


                                     Part I
                                     ------

                                                                            Page

Item 1.   Description of Business.............................................3

Item 2.   Description of Property............................................21

Item 3.   Legal Proceedings..................................................21

Item 4.   Submission of Matters to a Vote of Security Holders................22

                                     Part II
                                     -------

Item 5.   Market for Common Equity and Related Stockholder Matters...........23

Item 6.   Management's Discussion and Analysis or Plan of Operations.........26

Item 7.   Financial Statements...............................................49

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................50

                                    Part III
                                    --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..................51

Item 10.  Executive Compensation.............................................57

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters....................................58

Item 12.  Certain Relationships and Related Transactions.....................59

Item 13.  Exhibits and Reports on Form 8-K...................................62

Signatures...................................................................63

Exhibit Index................................................................64

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         THE FEDERAL SECURITIES LAWS PROVIDE FOR A SAFE HARBOR FOR CERTAIN FORWARD-LOOKING STATEMENTS. THIS SAFE HARBOR PROTECTS US FROM LIABILITY IN A PRIVATE ACTION ARISING UNDER EITHER THE SECURITIES ACT OF 1933 OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR FORWARD-LOOKING STATEMENTS THAT ARE IDENTIFIED AS SUCH AND ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS, OR ARE IMMATERIAL.

         WHEN USED IN THIS FORM 10-KSB, THE WORDS OR PHRASES "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATE," "PROJECTED," "INTENDS," "MAY" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, LACK OF OPERATING HISTORY, NEED FOR ADDITIONAL FINANCING, HISTORY OF LOSSES AND SUCCESSFUL IDENTIFICATION, ACQUISITION AND INTEGRATION OF ADDITIONAL TARGET BUSINESSES. SUCH FACTORS, WHICH ARE DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, COULD AFFECT EGX FUNDS TRANSFER, INC.'S ("EGX" OR THE "COMPANY") FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINION OR STATEMENTS EXPRESSED HEREIN WITH RESPECT TO FUTURE PERIODS. AS A RESULT, THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. WE DISCUSS MANY OF THESE AND OTHER RISKS AND UNCERTAINTIES IN GREATER DETAIL UNDER THE SECTION ENTITLED, "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK" IN ITEM 7 OF PART II AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

         THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE AND, EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH THE STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. IN ADDITION, WE CANNOT ASSESS THE IMPACT OF EACH FACTOR ON OUR BUSINESS OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.


ITEM 1.  DESCRIPTION OF BUSINESS

         EGX Funds Transfer has developed a non-bank transaction processing and payment system for electronic financial transactions. Our system capitalizes on the nearly ubiquitous presence of credit card point-of-sale devices ("POS terminals"), ATM machines, and other automated terminals located around the world to exploit those devices to deliver additional financial services, such as: non-bank stored value and money transfer transactions around the world.

         We set out to develop a payment system combining the pervasiveness of credit card terminals with the existing financial system infrastructure. The global backbone infrastructure for payment processing is highly evolved. Credit and debit cards are accepted almost everywhere and for almost everything. VISA member banks have installed real-time point of sale devices for many years, principally as a means to reduce costs, including costs associated with fraud. The infrastructure of wired network devices, commonly known as credit card POS machines, measures over 19,000,000 active terminals worldwide for VISA alone. These Information Technology devices have become so commonplace as to be virtually indistinguishable from a cash register. Nevertheless, the evolution of terminal software and hardware technology continues to maximize usage of the network and data communications capabilities and expand revenue sources.

         EGX believes that the efficiencies of modern telecommunication networks, combined with the simplicity of end-of-network devices (POS terminals), can be harnessed to offer and distribute more robust services to consumers in environments where consumers frequent, thereby extending the market beyond traditional brick-and-mortar branches.

         By embedding our XTRAN(TM) transaction processing software into these POS devices, EGX becomes a vehicle of profit to the retailer or merchant, as opposed to an expense. In addition to money transfer services, the EGX-hosted POS devices also provide pre-paid calling cards, pre-paid cellular, and electronic bill payment, and future products can be downloaded as developed.

         The objectives of the Company are to establish and expand a universal and standardized delivery platform capable of generating multiple revenue streams from each retail agent location, while requiring no capital investment in establishing physical branch infrastructure.

WIRE TRANSFERS
--------------

         EGX Funds Transfer has developed next-generation electronic wire transfer technology called XTRAN(TM). Our services enable any consumer the ability to wire money to another consumer without the need for a bank account, credit card, personal computer or email and to do so securely, conveniently and cost-effectively. XTRAN requires absolutely no paperwork or forms and can complete a transaction in fifteen seconds or less. Through our point-of-sale terminals, XTRAN enables any consumer the ability to obtain wire transfer services in familiar convenient retail locations while simultaneously obtaining basic communications services (prepaid long distance). Our systems also enable small businesses, such as convenience stores or gas stations, to use point-of-sale equipment to generate incremental revenue through the sale of our services using familiar retail equipment requiring no training, any capital investment or any floor space.

         Our systems fully automate person-to-person (P-to-P) money transfers. Competitors generally process such services manually. For example, Western Union, which controls 80% of the worldwide market for non-bank wires, still uses carbon-copy paper forms and manual data entry. Other money transmission companies, including check cashers, compete with the superior Western Union brand and large distribution network either by limiting their focus on niche ethnic markets, or by price. These smaller legacy providers generally use facsimile systems to process wire information, some PC-based applications and in-bound call centers. EGX competes with legacy networks through its use of technology and the Internet to establish wide, low cost distribution of its services.

         EGX's point-of-sale technology provides two basic services demanded by immigrants living away from their home country: (i) Wire Transfers; (ii) Communication Services.

THE XTRAN P-2-P PRODUCT
-----------------------

         To send a money transfer, an XTRAN user needs only to present cash to an XTRAN retail agent and to select a unique 7-digit numeric password. There are no written forms to complete and the transaction is completed as rapidly as the purchase of a lottery ticket.

         For the XTRAN agent, the transaction is similarly simple. A clerk is only required to key in the amount of the transaction, collect the cash and the fee as instructed and to hand the customer a custom printed receipt reflecting the transaction, including a numeric password. The receipt also contains a free 5-minute prepaid calling card PIN number to encourage and facilitate the sender to place a international telephone call the intended recipient, often while at a payphone at the retail store.

         Terminals on which our systems function print all transaction information on a semi-rigid plastic card which the customer may keep or discord once they confirm the receipt of funds by the intended recipient or once the prepaid calling card is fully used.

         To receive a wire transfer, the recipient need only present the numeric password to an authorized agent and present a picture ID, depending on the laws of the destination country. All transaction information is recorded centrally in the XTRAN secured database hosted on the Company's home computer servers at its central data center.

         To payout a wire transfer, an authorized agent need only to access to the Internet to verify the authenticity of the numeric password from our database and to determine the amount of the payment, including the currency conversion rate. Our web-based system also support VRU's, or Voice Response Units, whereby an authorized agent without Internet access may use the telephone to access our automated system to obtain payout authorization through a voice-prompted automated attendant.

         Our systems have the capability to print the instructions and transaction receipt in any one of eight languages depending on the ethnic market served by the retailer. Currency conversions are real time and dynamic. Language capabilities of the system are also dynamic serving to avoid normal language barriers otherwise experienced by other systems and their operators.

EGX FORMATION AND RECENT HISTORY
--------------------------------

         EGX was originally incorporated as Shanecy, Inc. in Delaware on May 31, 1994, and was organized to act as a home health care analysis and referral service. On March 10, 1999, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") in order to become a reporting company. On November 11, 1999, the original business activities were discontinued.

         On November 11, 1999, the two existing directors of the Company resigned and appointed Jason W. Galanis and Kevin L. Washington to replace them. Prior to this event, the Company was inactive and had no material assets or liabilities. From November 19, 1999, when Harry Weitzel was appointed Chairman and Chief Executive Officer and was joined by two additional Directors and on December 31, 1999, three final appointments were made, until July 18, 2001, the Company pursued various e-Commerce and Internet-related business strategies and investments.

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

         On July 18, 2001, Incubator Capital, discontinued all e-Commerce activities and changed its name to Emergent Financial Group in connection with the acquisition of KeyCom Inc and KeyCom's funds transfer technology, XTRAN. On June 14, 2002, Emergent Financial Group changed its name to EGX Funds Transfer, Inc., combining the corporate name of Emergent Group and the product XTRAN name into the acronym EGX, as well as clarifying the business as a funds transfer company.

         For more information, see Item 6, Management Discussion and Analysis, History.

CURRENT STATUS
--------------

         Our technology is currently operational in the field in our test markets. We currently process money transmission transactions to Jamaica daily and simultaneously dispense international prepaid calling cards. Based on the developments since acquisition, we have made arrangements to begin offering service to Mexico and Central America in conjunction with our operating partners. We intend to acquire traffic on our network and to acquire new customers through our partner strategy, which relies on distribution joint ventures with existing money remittance providers that generally are seeking technology solutions to provide enhanced money transmission services. Based on these associations, we believe that our systems may be able to achieve a rapid adoption in the marketplace. Furthermore, the nature of our systems promotes user-driven growth whereby senders notify recipients to use our system to retrieve money transmitted and awaiting pick-up. As a result, the sender has acquired the recipient as a new user to our system. Additionally, we have direct in-person interaction with new customers through our network agents. This presents a further opportunity to encourage system usage. We believe our system is distinguished from other successful user-driven business models such as Hotmail or Paypal in that our network users do not require a personal computer, do not require an email account and do not require a preexisting relationship with a financial institution (i.e. no bank account or credit card). However, we believe that our network may have the same inherent growth characteristics and, as a result, may rapidly achieve market share.

         The Company's growth strategy consists principally of establishing new retail agent relationships directly with EGX as well as licensing or system on an ASP basis for software installation. Our objective is to have the largest number of retail financial services locations in each of its markets and developing new products for introduction into the existing store base. KeyCom defines its target markets as cities of 100,000 or more and markets that have a high demographic concentration of expatriates. The Company has contracts with distributors representing in excess of forty-five thousand existing stores. The Company also focuses on the development of its network internationally. The Company has secured strategic contracts with established internationally-based payout locations with transaction volume in excess of ten million transactions annually.

         EMPLOYEES
         ---------

         At March 31, 2002, the Company employed directly 12 persons on a full-time basis and no persons on a part-time basis. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

         EGX has is staffed by a team of executives with specific money transfer and banking industry credentials. EGX's Chief Financial Officer, who joined in December, was previously Chief Financial Officer of Citibank Credit Services (NYSE: C). Additionally, the company has wire transfer industry experience with the additional of a National Sales Director who recently left Western Union (NYSE: FDC) as VP of National Accounts. EGX has also hired the former head of Risk Management for First Data Corporation, parent of Western Union, as Managing Director of Risk Management and Compliance. See below. Part III; item 10.

Corporate Structure
-------------------

         The Company is a Delaware corporation. The Company owns 100% of KeyCom Holdings, Inc., a Delaware Company. KeyCom Holdings owns the rights to the XTRAN money transfer technology. The Company has an interest in several other subsidiaries as a result of investments from prior operations, all of which have been discontinued in prior periods.


GENERAL TARGET MARKET OVERVIEW

         Typically, the EGX customer falls into one of three categories: A Retail Customer - who may fall into one of three user profiles; a Merchant or Small Business - who sells EGX services to his clientele or may need the services for himself; third - the Business/ASP Model, which is simply private labeling the EGX service for another company.

------------------------------- ------------------------------------------ ------------------------------------------
SEGMENT DEFINITION              PROFILE                                    NEEDS/REQUIREMENTS
------------------------------- ------------------------------------------ ------------------------------------------
RETAIL CUSTOMER                 -        Un-Banked                         -        Money Transfer & Communications
                                -        Ethnic/Recent Immigrant                    tools that are convenient, simple
                                -        Non-credit capable (i.e.                   and cost conscious
                                         teenagers)
------------------------------- ------------------------------------------ ------------------------------------------

------------------------------- ------------------------------------------ ------------------------------------------
SEGMENT DEFINITION (CONT.)      PROFILE                                    NEEDS/REQUIREMENTS
------------------------------- ------------------------------------------ ------------------------------------------
MERCHANT OR                     -        Serves a large or predominant     -        Competitive margins
SMALL BUSINESS                           base of foreign born and/or       -        Quality service
                                         un-banked                         -        Reduced risk
                                -        Foreign born himself - seeks      -        Easy to facilitate
                                         ties to his community             -        Speedy transaction
                                -        DEFACTO location for quality      -        Increase revenue without high
                                         goods and services in his                  fixed costs or inventory
                                         community
                                -        Small business' looking to
                                         increase revenue
------------------------------- ------------------------------------------ ------------------------------------------
         BUSINESS/ASP           -        Niche player with valuable        -        Turn key solution
                                         contracts or specific target               (processing/database/cash
                                         audience                                   management/technology)
                                -        Existing provider looking to      -        Process efficiencies without
                                         reduce costs                               large capital investment
------------------------------- ------------------------------------------ ------------------------------------------

THE COMPANY'S VALUE PROPOSITION

         EGX sells it services through "Authorized Agent Locations" and does not own, lease or manage retail operations. Management has extensive professional experience with the intricacies of providing financial services in a retail environment which typically involves a non-EGX employee (i.e. store clerk) performing the service on behalf of the Company. EGX's experienced management team knows from past experience that if at the retail counter the store clerk or owner are confused by the process, the consumer will lose confidence and may walk out without purchasing the Company's services. Therefore, ease of execution, which is at the heart of the EGX System, is critical to the success of the business and, in the opinion of management, is a substantial point of differentiation from its competitors. The Company believes the following key points as support to its assessment of the market:

Key Attributes
--------------

Consumers User Experience

         Each transaction generated from an EGX Agent Location is quick, secure and carries services from branded service providers or networks, thereby possibly establishing credibility and loyalty. The service is available at a retail location familiar to the consumer and is competitively priced. There are no forms to fill out, no invasive personal questions from the clerk, no interaction necessary as to spelling or proper completion of written documents and limited possibility of identity theft at the point of sale, since no ID is exchanged.

Retailer User Experience

         By using a POS device that is common to the retail environment, the process is simple for even part-time employees. This fact is documented by the increased deployment of the POS device in certain recognized national store chains. The average tenure of a clerk at these stores is less than 28 days. The chain has tested numerous other automated solutions, the only application that continues to prove easy and reliable is the existing POS solution.

         Additionally, for the retailer, there is no inventory to carry. The POS device has safeguards against theft, which allow the retailer to offer a multitude of new products without having to worry about theft, or product turn, as it relates to cash flow. All products are on consignment.

         Despite the success of the POS terminal platform on which the Company's systems were engineered, the Company has had limited opportunity to deploy its software on this network of terminals. There can be no assurance that the company will be able to deploy its services and products on existing or future terminals.

LICENSEES
---------

         EGX has identified a number of companies as targets for its ASP model. They include any of the 322 existing money transfer providers who operate via antiquated technology.

HISTORICAL CHONOLOGY OF THE MARKET AND COMPETITION
--------------------------------------------------

         The international remittance market is rapidly evolving remittance market. It has grown by over $43 billion in 11 years, up from $6 billion per year in 1990. Western Union and MoneyGram were best positioned to exploit this decade of growth. The modern money remittance market is relatively new and evolving rapidly. Over the last 15 years, this growth of the money remittance industry moved through the following progression:

         Prior to 1987, Western Union was the only national money transmitter in existence. The Company was unprofitable and burdened by its legacy telegraph systems and network of offices.

         In 1989, American Express entered the Money Transfer business in competition with Western Union by forming American Express MoneyGram, in part to compliment its 100-year-old Money Order business. The following year, American Express combined several business units (Integrated Payment Systems, First Data Resources and others) and created AmEx Information Services Corporation. In 1992, American Express split AmEx Information Services Corp into several entities, in an Initial Public Offering. This created First Data Corporation with a $1.2 billion placement. AmEx retained majority ownership and operated in the money transmission industry as MoneyGram.

         In 1990, MoneyGram introduced a revolutionary concept by creating the first "Tele-PIN." With each money transfer, the customer was given a 1-800 phone number and a PIN number, which gave the sender 3 minutes of free phone time. In 1993, MoneyGram entered into a joint venture to sell MCI branded pre-paid phone cards.

         MoneyGram's strategy focused heavily on niche marketing to Mexico and by 1994, MoneyGram controlled 60%+ of the Mexican market with its 10-minute service. Overall, MoneyGram captured 35%+ of consumer money transfer business (domestic & international).

         In 1993, a competitor to First Data Corporation, First Financial Management Corporation of Atlanta, Georgia, purchased the unprofitable Western Union Financial Services from its shareholders and combined First Data with its credit card processing units. In July 1995, three years after the IPO, First Data Corporation agreed to acquire its competitor, First Financial Management Corporation, thereby acquiring control of Western Union.

         By November of 1995, the US government had forced the divestiture of MoneyGram based on monopolistic market conditions created by the three-year-old independent First Data Corporation. The next year, MoneyGram filed and successfully placed its own initial public offering. In 1998, MoneyGram was purchased by a New York Stock Exchange company, Viad Corp, to compliment their Travelers Express Money Order businesses.

         Western Union is widely regarded as the dominant provider and has generated a perception that its brand awareness has created a money transfer network over a period of decades where, in fact, the primary remittance activities of First Data Corporation date back less than twelve years, and less than ten years as an independent company. In this short time, FDC has established a money transmission company that accounts for almost two thirds of the company's profits, or nearly $900 million per year in net income.

         EGX management believes that the remittance market is again undergoing a paradigm shift and that the implementation of technology-based solutions to money transfer market can have a similar impact on the industry size and the development of an industry-leading competitor.

         Management may be incorrect in its conclusions above, or, even if correct, management may not be able to compete successfully, there fore, there can be no assurances that the Company will be successful.

Fragmented Market
-----------------

         Management of the Company believes that the money remittance market is highly fragmented amongst competitors to Western Union and Money Gram. There are no dominant national competitors to those two large money remitters. The smaller remitters compete by concentrating on niche markets such as specific ethnic communities or, more narrowly, on ethnic communities that originate from a very narrow geographic region of their home country.

         The Company has broken out its competition into tiered categories as follows:

TIER 1 GLOBAL PROVIDERS

         Western Union and MoneyGram. Both of these companies run on DOS based platforms that do not integrate any of the other products or services they sell. The typical scenario for an agent is to run the Operating Software on a Western Union or MoneyGram owned PC. The software tends to be incompatible with many Windows programs and therefore most agent locations have acquiesced and made additional space for the money transfer computer, keyboard and monitor.

NICHE PROVIDERS

         By 1992 the price of fax machines and telecommunications costs were substantially reduced, thus allowing a new tier of competitors (Ria Envia; Orlandi Valuta; and others) to compete against Western Union/MoneyGram. These tier 2 companies focused on narrow corridors of activity and using inexpensive fax technology to complete the transaction. A few have grown to cover entire country providers and eventually have added more countries. Their systems are not scalable, reporting capabilities for agent needs are sub-standard, and extremely labor intensive. Compliance regulatory systems are also difficult to implement and cannot be done automatically or on a real-time basis.

NEXT GENERATION PROVIDERS

         EGX believes it is the only purely web based/POS driven model in the market today. The Company believes that by using the web based technology, it allows not only EGX to be more competitive from a cost basis, but it allows EGX to approach existing money remittance companies as a potential uniform consolidation platform, allowing for rapid web-based integration of systems. The Company believes that the Niche Providers are the most vulnerable and that technology-based, Next Generation Providers like the Company may be in a position to compete with or acquire these companies, under certain conditions.

DETAILED MARKET INFORMATION

CONSUMER/RETAIL SUB-SEGMENT ANALYSIS

         MARKET SIZE AND DEFINITION. The Company competes in a market that it believes is very large. The Consumers that typically buy services of competitors that are similar to those offered by the Company do not typical maintain a relationship with a financial institution; they are sometimes referred to as the `un-banked.' According to the Federal Reserve, 23% of Americans do not have bank accounts; 28% of all American households cannot obtain credit cards; and over 22,000,000 US households fall into a "cash-based society."

         The Company serves the large, growing and underserved market that includes the expatriated worker and the un-banked population. The Company believes that the un-banked segment will continue to grow in the US and abroad as personal debt has reached an all time high and bankruptcies have rapidly moved upward for the first time in 11 years. Pre-paid debit cards allow consumers who have tainted their credit to use the same type of financial instrument (cards) and receive the same speed of transactions and autonomy (i.e. pay at the pump) without being tethered to a bank. Simultaneously, it allows recent immigrants or those who prefer to be un-banked--to blend in with the community of electronic commerce.

------------------------------- --------------------------------- ---------------------------------------------------
SEGMENT DEFINITION              PROFILE                           NEEDS/DESIRES
------------------------------- --------------------------------- ---------------------------------------------------
Un-banked                       -        Either by choice for     -        To integrate into the community of
                                         anonymity, or because poor        electronic commerce at will; without being
                                         credit history                    tethered to a bank ( i.e. book reservations
                                                                           on-line, pay at the pump, etc)
------------------------------- --------------------------------- ---------------------------------------------------
Recent Immigrants               -        Prefer not to call       -        Mainstream
                                         attention to themselves. -        Learn more about technology
                                -        Cost conscious           -        Take advantage of the reduced costs
                                                                           associated with electronic commerce
------------------------------- --------------------------------- ---------------------------------------------------

RECENT IMMIGRANTS AND THE REMITTANCE MARKET VALUE

         In 2001, industry estimates place remittance abroad at approximately $49 billion dollars from the United States, up from just $6 billion in 1990. Approximately $12 billion was sent to Mexico, another $12 billion to other countries in Latin America and the Caribbean. The balance went to other countries around the world.

     The demand for EGX hosted services is fueled by economic forces both domestic and international, as industrialized nations continue to lure labor from countries such as Mexico, Latin America, the Caribbean, the Philippines, and others to fill a labor void. There are three re-occurring needs of these workers:

         1.       Send money home;
         2.       Call to make sure that the money was received; and
         3.       Stay in communication with family/friends.

     In the US, this expatriate/temporary worker, occupies two categories of EGX users, the remittance market and the un-banked. These consumers use a commercial money transfer service to remit money back home. Additionally, these consumers generally do not have established banking relationships and therefore, are denied many services such phone service, personal cellular service, internet service etc, because they lack a FICO/credit score needed to establish service. These consumers utilize pre-paid services to allow them access.. Typically, these consumers shop at a store where known members of their community direct them and the retailer caters to their specific needs. EGX's distribution philosophy is to reside in a terminal (owned by EGX or an affiliate), and provide those services at that retail location.

MERCHANT & SMALL BUSINESS-PARTNERSHIPS

         Regardless of the health of the economy, retailers are always looking to bolster revenue. Products and services which have a re-occurring customer base are believed by management of the Company especially sought after. The EGX suite of products has a re-occurring consumer pattern that can be tracked and measured and assists retailers in increasing overall cash flow.

         In conjunction with Zland (www.zland.com), EGX has an opportunity to deploy terminals, as well as offer services to the 9,000,000 small business customers it shares jointly with its strategic partner, Sprint. Zland helps proprietors take advantage of the Internet, CRM software and new marketing initiatives needed to help grow their business. Together, EGX and Zland anticipate providing a number of revenue enhancing services to this growing business-to-business segment.

ASP HOSTING

     An additional target market for the Company is to offer its technology and processing techniques to other companies. The Company has researched the market and has identified the following as viable markets to offer private label, or co-branded products and services.

Money Transfer: Companies who have outgrown their current infrastructure. There are 322 licensed money transmitters in the US (not including Western Union or MoneyGram). The majority utilizes a fax-based transaction-processing platform that is not scalable and is susceptible to system failures.

DISTRIBUTION STRATEGY

POS DEVICE DISTRIBUTION ARCHITECTURE
------------------------------------

LOCATION PLACEMENT STRATEGIES

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

Advantages to Agents and Customers

         The company believes it offers many advantages to the merchant and the customer. For the merchant it has the potential to increase foot traffic into the store because of the convenience for the customer in bypassing traditional check cashing stores and trafficking a more desirable convenience store or other merchant locations. It also has the potential to increase the amount spent by each customer who may want to purchase more items since the customer is generally carrying excess funds, which are intended to be internationally transferred and/or to purchase prepaid long distance services. For the customer it is faster and easier than any service currently provided in the market, it requires no identification at checkout, there is instant global cash availability and there is the utility of purchasing other point-of-sale services conveniently.

SMALL BUSINESSES DISTRIBUTE SERVICES OF THE COMPANY
---------------------------------------------------

            EGX' business plan relies on an expansive network of small businesses to reach its target market. These small businesses are usually retail stores that already possess and use credit card terminals. Retail adoption outside existing networks is attractive to store owners, as well. Retail adopters receive a revenue generating service that does not require any investment, lease or maintenance costs. Further, it promises to help increase retail traffic and recurring business in a very low-margin business.

            The Company has been successful in acquiring or engaging existing networks of retail distribution partners through acquisition and joint venture agreements. To solidify their position in these retail locations, the Company has integrated a number of services to enhance the overall proposition to these resellers.

         1. Retail locations receive a revenue-generating terminal device that requires no up front, ongoing or maintenance fees;

         2. Providing non-bank financial services should help increase foot traffic and recurring business for proprietors;

         3. The Company has integrated Zland North America's (www.zland.com) superb suite of small business services to help retail distributors improve their overall business strategy through the adoption of new technologies.

                  Zland helps proprietors take advantage of the Internet, CRM software and new marketing initiatives to help grow their business. Zland is a strategic partner of Sprint Communications (NYSE: FON) the $23 billion global telecommunications provider with over 9,000,000 small business customers. EGX believes that its network of distribution partners is a critical component to their future success.

Global Partnership Strategy
---------------------------

         EGX is entering into formal partnership arrangements with leading companies in order to efficiently establish its global remittance platform. EGX has partnered in three general areas: distribution, technology and processing expertise.

DISTRIBUTION AND NETWORK SERVICES

         SPRINT COMMUNICATIONS. EGX and Sprint have entered into a national partnership to deliver retailers an automated point-of-sale solution through a terminal-based application. Sprint currently delivers its prepaid products through the distribution of physical cards, which has several competitive disadvantages. In addition, Sprint has over 9,000,000 small business customers with a retail presence to whom Sprint sells voice and data services. The partnership is intended to expand the range of services offered to the small business customer and, thereby, improving service, revenue and retention. Historical customer attrition rates in the voice and data industry are causing providers to offer other services such as those of EGX and Zland. Through Sprint e-Solutions, we will be co-marketing our solutions to Sprint customers. The National Account Manager (NAM) program is being completed currently for national roll-out. EGX expects that the global Sprint brand and association with reliability and quality will assist EGX in its own branding strategy.

         ZLAND. Zland is the leading Application Service Provider to small businesses in the Untied States. Zland owns a suite of over 160 Internet-based applications for small businesses, including the number three selling accounting package in the United States. Zland (www.zland.com) offers its services through retailers like Staples and Walmart. Zland also manages a franchisee sales force which is used to both develop new small business customers and to have face-to-face interaction with customers to improve retention and sales. EGX is intending to cross-sell Zland products to retailers.

         NCR. NCR is a 100+-year-old manufacturer of payment solutions. The company has 30,000 employees worldwide and $6 billion in revenue. NCR and EGX have signed an agreement to offer money remittance services through ATMs manufactured by NCR. By adding the remittance application to the terminals, NCR can offer important new revenue streams to customers who buy their hardware while EGX hopes to gain importance access to NCR client banks across the world, as well as to the company's established international distributor network. NCR is also investing certain hardware to the venture as a showcase remittance and bill presentment location in the Dominican Republic. NCR and the Company have executed a letter of intent and are currently completing definitive agreements.

         ATLANTIC PAYMENT AND GLOBAL COLLECT. We entered into an agreement with Atlantic Payment Systems and Global Collect, a leading payment transfer company, to process credit card related transactions for EGX. Global Collect is a subsidiary of TNT Post Group, a Netherlands-based global leader in mail, express and logistics, with 135,000 employees and over $8 billion in revenue.

         TG GROUP. TG is a technology consulting company founded in part by executives formerly with SLM Soft, a Canadian provider of electronic banking solutions. The company is co-managed by Rene Ferrer who was President of SLM Soft Latin America. Prior, he was CFO of Westinghouse Latin America. TG Group has extensive established contacts throughout Latin America that are seeking an electronic remittance solution, including an agreement with the central bank and post office of a large Caribbean remittance destination country. The TG Group has extensive experience in setting up public and private E-Commerce exchanges for competitive advantage in industry. Recent customers include Fluor Corporation (Construction and Manufacturing), Transplace.com (Transportation), AGL Resources, Inc. (Energy), and DBMed (Healthcare). THE EXCHANGE WORK BY TG GROUP HAS BEEN ACCEPTED AS ONE OF THE SIX SUSTAINABLE E-COMMERCE MODELS BY ABERDEEN RESEARCH AND THE GARTNER GROUP. TG and EGX have formed a joint venture to expand the remittance network and to develop other services utilizing this network.

         GLOBAL WIRENET. Global Wirenet has patented a system to process money remittances, which includes using ATM's and other devices to payout a wire without the need for an ATM card, using only a PIN number. El Efectivo Money Wire Transfer System simplifies the process of selling, collecting, transmitting and distributing funds from one point to another. The Global Wirenet distribution system manages automated teller machines ("ATM"), such as Diebold, NCR, Fujitsu, Triton, Tidel, etc. for either Debit/Credit Card or Cardless withdrawals; and point of sale terminals ("POS"), such as Hypercom, Verifone, and other scriptwriter type terminals, etc for either Debit/Credit Card or Cardless withdrawals. EGX is bringing the Send network through its LDC agreement and Global Wirenet is making available the ATM payout network, initially through 6,000 ATMs owned and operated by Bital Bank in Mexico. Global Wirenet and the Company have executed a letter of intent and are currently completing definitive agreements.

TECHNOLOGY PLATFORM

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

BUNDLED TECHNOLOGY-BASED SERVICES

         EGX's subsidiary, KeyCom, entered into strategic agreement in 1999 with a prepaid calling card technology platform provider, the operator of the POS platform. The agreement provides for engineering software to add financial services to the existing telecommunications software and hardware platform operated by the provider. We created a bundled Money Remittance service and telecommunications service. With our service, when the custom printed card is delivered to the customer at point of purchase, it includes a PIN number authorizing a long distance call and a PIN number authorizing the retrieval of money transmitted by the system. Integral to this process is the electronic validation, authorization and settlement of a cash transaction in a retail environment and the instantaneous transmission of funds anywhere in the world.

         EGX has developed specialized AutoDebit systems that use the reliability of the US Federal Reserve's Automated Clearing House system to move money. We require merchants operating the terminals to preauthorize electronic transfers from their bank operating accounts.

         EGX's software is platform neutral. In addition to the existing platform, EGX has engineered its processing software to function on Hypercom terminals. Hypercom is a NYSE-listed terminal manufacturer, which has sold more than 3,000,000 units. On November 15, 2001, EGX's engineers completed the Hypercom Certification process.

Revenue Streams

         The terminals are used to generate plastic cards issued to consumers. The cards are pre-printed on one side with marketing artwork and are custom printed at point of purchase by the terminal with text on the other side. The custom text printing reflects data about the service purchased over the network. Statistically, the average terminal dispensed 3.4 cards per day, with some chain stores producing 5.5 per day, or 80% more (Historical Subscriber Revenue). The services have been exclusively Pay-per-Use telecommunications services.

Where Customers Buy Our Services in the Future

         The third party's POS platform processed and dispensed over 26,000,000 custom printed cards in 2001 representing $480,000,000 in prepaid services purchased. The cards were printed through 25,000 POS devices located throughout the United States. The Company intends to offer the XTRAN product to customers through these terminals as an additional service convenience, but is currently offering the services through only a few dozen terminals in its test markets. In year one, EGX projects one Money Remittance to be purchased for each phone card historically sold through the terminal. However, there can be no assurance that any success or any transactions from the Company will be sold on these terminals (see Forward Looking Statements).

         Although the Company believes that its products and services will be adopted by current and future users of the POS platform noted above, there can be no assurances that the Company's products will be successfully marketed, or if they are that they will be profitable to the Company or maintain a sustainable sales pattern. Also, there can be no assurances that our technology will be used on the terminals note above, irrespective of our existing agreement with the operator of the POS platform. Readers are advised to review the Risk Factors, as there are many risks inherent in an early stage business.

COMMUNICATION SERVICES
----------------------

         Prepaid calling cards have been widely available in the US for over ten years. Industry publications estimate sales the volumes to be in excess of $6 billion annually. Over the past decade, card utilization and acceptance has grown and merchants are faced with the difficult situation of having to stock several denominations of cards, from various providers, all of which are sold to them on a cash and carry basis. The cards must be maintained and tracked as inventory and since they are "live" prone to theft or loss.

         Many storeowners are either recent immigrants or have determined the needs of certain ethnic communities that surround them. In many cases, these storeowners become a mini-bank for its clientele. Because of the tremendous amount of trust exchanged between the merchant and the customer, in many cases the merchant's suggestion to try a new service or product such as prepaid calling cards or money transfer is highly valued.

         Although the revenue stream pre-paid cards provides can be lucrative, many retailers (principally large chains) have removed the items from their shelves until an electronic solution could be developed to address the inventory and theft/loss problems faced by retailers. The Company feels that it has developed a solution to their problems with a POS terminal, which can be integrated into electronic cash register systems when necessary. EGX and its partner Zland, see this as a cost effective alternative to developing an in house activation process, which requires hard coding the SKU into merchants' cash registers and operational/inventory systems.

COMPLIANCE,RISK MANAGEMENT AND UNDERWRITING

         EGX management has adopted various policies and procedures to ensure compliance with various states, federal and international regulations that pertain to its business (see Governmental Regulation). From time to time, the Company will make adjustments to its internal policies based on market forces or events that may affect its business and the soundness of its operation. In general, the Company institutes a policy published by the Legal Compliance and Risk Management staff that all EGX employees, EGX Agents and the Agent's employees must strictly comply with all applicable laws and regulations. This standard of conduct is also applied to agents that perform services on a contract basis for us.

         As detailed elsewhere herein, the Company is subject to various government regulations, including the Bank Secrecy Act, the Patriot Act and the Anti-Money Laundering Act, amongst others. The Company has established a comprehensive Anti-Money Laundering Program that meets all Federal requirements, which includes:

         o        The Company has designated a Compliance Officer,
         o Has established strong internal policies, procedures and controls,
         o        Has developed an ongoing Compliance Training Program and
         o Has created an independent annual audit function to evaluate and test the entire program.

Transaction Database
--------------------

         In addition to adequate policy and procedures, the Company has developed the XTRAN 2.0 system and related database technology to capture and permanently record all transaction activity. The Company maintains an SQL database on it host server. The database contains all payment records including the time/date stamp of the sending transaction and the time/date and identification of the receiver. Because the system is interactive and real time, the system is capable of identifying and flagging transaction patterns automatically as they occur. From time to time, the Company's management updates the parameters of the systems to establish exception-reporting criterion, for example. The system has the capability of identifying suspicious transactions or patterns of transactions based on this criterion.

Real Time Exception Reporting
-----------------------------

         Additionally, the Company controls its point of sale terminals remotely from its host server. Based on preset underwriting criterion or on actual experience with agent locations, the Company may change the parameters in such a way so as to limit access of certain terminals and terminal operators. For instance, the Company may establish a daily limit on certain locations based on loss experience or incidents of suspicious activity (i.e. repeat transactions or large balance transactions). We believe that this is the only interactive system available in the market that can, in real time, adapt to market demands.

         The Company has also built in the flexibility that will enable us to adapt our systems to meet anticipated future, more stringent, Governmental Compliance requirements.

         The Company's systems technology enables us to manage risk in a manner we believe to be most effective. System integrity and System security provide the foundation for our Risk Management functions. We have the ability to track each of our transactions and reconcile to the penny. Through the use of firewalls, encryption technology, power failure/downtime avoidance and system backup procedures we are able to maintain a secure system.

Credit Underwriting
-------------------

         The Company has also developed streamlined Agent Credit Underwriting procedures and Agent Performance Monitoring and Recovery procedures that allow us to minimize bad debt losses. EGX wants to provide its products and services through reliable retail agent locations. Our agent credit /scoring model is designed to identify retail businesses that will perform up to our expectations. Our Agent Performance Monitoring process allows us to identify and resolve agent risk and compliance issues quickly.

Centralized Controls
--------------------

         The Company terminals are all controlled Server-side, without exception. The terminals do not work without our host computer driving them. That is, the servers control all terminals centrally. EGX, through its distributor contract, controls terminals directly operated by using the Director
2.0 web-based controls of POS platform provider.

         We control the movement and tracking of funds electronically and centrally through the XTRAN WireView(TM) software. The host computer can be used to turn off services to the terminals at any time. The Subscriber Agreement provides for deactivation if there are unacceptable ACH rejects.

         A full range of management information and control functions are operated via the web. This capability makes the business model ideally suited to locating in an efficient jurisdiction, with little importance on geographical concerns. KeyCom's POS system and integrated database controls allows the Company to remotely:

o Capture, analyze, and update on a daily basis data relating to customers and transactions, including the points of origination and identities and location of the destination of money transfers, which allows the Company to provide management with on-demand access to current information.
o Reduce the risk of transaction errors by, for example, automatically calculating all transaction fees, sales commissions, foreign exchange conversions and revenue participation and other transaction fees.
o Utilize an automated data entry methodology that helps service associates take appropriate actions in a customer friendly way and manage transactions at the point of sale efficiently.
o Monitor daily revenues by product or service at the level of individual transactions and at various levels of aggregation, including by store, by region, and for the company as a whole.
o Identify cash differences between bank statements and the Company's records (such as differences resulting from missing items and deposits).
o Determine, on a daily basis, the amount of cash needed at each store location, allowing centralized cash management personnel to maintain the optimum amount of cash inventory in each store.
o Provide products and services in a standardized and efficient manner, which allows its users to provide a superior degree of service to customers.
o Electronically transmit information and documents to third-party providers of services or products offered at the stores.
o        Facilitate compliance with regulatory requirements.

GOVENMENTAL REGULATIONS

MONEY TRANSMITTER LAWS

        More than 40 states in the U.S. regulate bill payers, money transmitters, check sellers, issuers of payment instruments or similar non-bank payment businesses, which we refer to collectively as "money services businesses." The states enacted most of these statutes before the Internet emerged as a commercial forum, and the application of these statutes to online payment service providers has not been interpreted by courts or regulatory authorities.

        Even if all of these state license applications are ultimately granted, state regulatory authorities have the ability to impose fines and other penalties for the period of time we provided services without a license to residents of those states that require us to have a license. Under the recently enacted International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IML Act, we could be subject to federal civil and criminal penalties if we are deemed to be operating without an appropriate money transmitting license in a state where such operation is punishable as a misdemeanor or a felony under state law. We have not to date been fined or received notice of fines or other penalties under state or federal money transmitter laws.

         If we obtain our own licenses, we must file periodic reports with state regulators, maintain minimum bonds or levels of capital, ensure that we hold customer funds only in liquid and highly rated investments and provide notice or receive advance approval of any change in control of the Company. The minimum bonding or capitalization requirements vary from state to state but do not currently exceed $2.0 million in the aggregate. State money services business regulators will have the authority to examine us for compliance with these laws and as to the safety and soundness of our operations and financial condition.

         INTERNATIONAL

        We currently offer our product to customers in several countries outside the U.S. principally as a result of customers receiving funds in those countries from senders in the U.S. We offer our product from the U.S., in English, and in U.S. dollars. Our status as a bank, regulated financial institution or other regulated business in various foreign countries is unclear. We are working with foreign legal counsel to identify and comply with applicable laws and regulations. Some of the foreign countries where we offer our product regulate banks, financial institutions and other businesses and operate under legal systems that could apply those laws to our business even though we do not have a physical presence in those countries.

        Under the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IML Act, we may be required to obtain additional information, maintain records and file reports regarding any business we conduct with residents of jurisdictions that are identified by the Secretary of the Treasury as being of primary money laundering concern. The Secretary of the Treasury, however, is not required to rely on the Financial Action Task Force list in identifying countries of primary money laundering concern, and could identify additional countries whose residents currently can do business with us as being of primary money laundering concern. We have implemented procedures, and are strengthening those procedures, to use Internet Protocol addresses to identify customers who try to access our systems from countries that are not on our approved list.

         CONSUMER PROTECTION

        We are subject to state and federal consumer protection laws, including laws protecting the privacy of consumer non-public information, prohibiting unfair and deceptive practices, requiring specific disclosures and procedures with respect to formation of electronic contracts and regarding electronic fund transfers, including disclosures, for example, in California of foreign exchange rate information. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Under the Electronic Fund Transfer Act and Regulation E of the Board of Governors of the Federal Reserve Board, we are required to disclose the terms of our electronic fund transfer services to consumers prior to their use of the service, to provide 21 days advance notice of material changes, to establish specific error resolution procedures and timetables and to limit customer liability for transactions that are not authorized by the consumer. We believe we have appropriate procedures in place for compliance with these consumer protection laws, but many issues regarding delivery of notices and disclosures over the Internet have not yet been addressed by the federal and state agencies charged with interpreting the applicable laws.

        In doing business with residents of countries outside the U.S., we also may be subject to consumer protection laws of those countries, including data protection laws that are more restrictive than financial privacy laws in the U.S. We continue to work with foreign legal counsel to identify and comply with applicable laws and regulations.

         MONEY LAUNDERING

        As a money services business we are subject to state and federal laws prohibiting the knowing transmission of the proceeds of criminal activities or funds intended for use in a criminal transaction. We are subject also to regulations of the Treasury Department's Financial Crimes Enforcement Network, or FinCEN, requiring reporting and record keeping of various transactions. All PayPal transactions are recorded and documented, and we believe we have appropriate processes in place for compliance with these regulations. However, FinCEN has not issued any specific guidance regarding the application of its regulations to Internet payment services. Even if we comply with these requirements, federal and state law enforcement agencies could seize customer funds in PayPal accounts that are traceable to suspected criminal activities. The IML Act has also increased the civil and criminal penalties for money laundering violations to an amount not less than two times the amount of the transactions in question, up to a maximum of $1.0 million per occurrence.

        The FinCEN regulations require money services businesses, such as our business, to register with the Treasury Department and to report suspicious transactions involving a payment or series of related payments of $2,000 or more. We have filed for registration with the Treasury Department and have commenced filing suspicious activity reports. We have developed and deployed, and continue to develop, proprietary systems and procedures to comply with these regulations. Under the IML Act, all financial institutions are required to implement anti money-laundering procedures by no later than April 24, 2002 that include, at a minimum:

         o the development of internal policies, procedures, and controls;
         o        the designation of a compliance officer;
         o        an ongoing employee training program; and
         o        an independent audit function to test programs.

We believe that compliance with this requirement will not require material modifications to our existing compliance plans.

        Under the IML Act, the Secretary of the Treasury is directed to enact regulations, by no later than October 26, 2002, setting forth minimum standards for financial institutions to determine the identity of their customers in connection with the opening of an account. The regulations shall, at a minimum, require financial institutions to implement reasonable procedures for:

         o verifying the identity of any person seeking to open an account to the extent reasonable and practicable;
         o maintaining records of the information used to verify a person's identity, including name, address, and other identifying information; and
         o consulting lists of known or suspected terrorists or terrorist organizations provided by U.S. government agencies to determine whether a person seeking to open an account appears on any such list.

INVESTMENTS PRIOR TO CURRENT DEVELOPMENT STAGE
----------------------------------------------

         ECARD SOLUTIONS, INC.

         On January 18, 2000, the Company acquired, through Shanecy Holding, Inc. ("SHI"), a wholly-owned subsidiary of the Company,, 400 shares of preferred stock of eCard Solutions, Inc., which were initially convertible into approximately 40% of eCard Solutions. This interest in eCard Solutions was acquired from Thesseus International Asset Fund NV, a Netherlands-Antilles company, which is partially owned indirectly by Jason Galanis, through a merger, effective January 11, 2000, between SHI and a subsidiary of Thesseus, in return for two million common shares of the Company. Three of the Company's directors were directors of Thesseus at that time.

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

Acquisition Agreements
----------------------

         The Company entered into various letters of intent and acquisition agreements previously disclosed which have not been consummated as of March 31, 2002 or as of the date of the accompanying audit report as follows:

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

         Pursuant to the Asset and Purchase Agreement, the transaction is conditional based upon the delivery of a valid and enforceable issuing agreement with a third party bank. The bank has not supplied the Company with a written confirmation, citing certain management transition issues. Therefore, the consideration for the transaction has not been delivered to the sellers and the acquisition will not be recorded until such time as the conditions are fully met.

         On February 4, 2002, the Company signed a definitive letter of intent to acquire CashXpress, a provider of consumer cash advances. As of the date of the accompanying consolidated audit report, no definitive agreement has been entered into.

         On October 12, 2001, the Company signed a binding Letter of Intent to acquire a venture partner of Key Com that owns and operates a proprietary network of point-of-sale terminals distributed nationally and internationally. The Letter of Intent sets forth the terms and conditions of the acquisition, including all detailed information on purchase price, contingent payments, investments into the company, and other material terms, as well as provides for no-shop provisions as to the sellers, break-up fee penalty payments and pre-closing confidentiality provisions. Management originally anticipated the transaction would close in November 2001; however as part of its due diligence review, management and the rules and regulations under the Securities and Exchange Commission requires an audit of the financial statement of the seller which has not been completed as of the date of the accompanying consolidated audit report. Without the audit, there would be material economic harm to Emergent if the transaction were completed. The Company is currently reviewing its available remedies under the letter of intent.

         On December 31, 2001, the Company and Crosstar Surety LLC, an entity controlled by the CEO of Emergent, executed an assignment of Crosstar's Agreement to acquire a 90% interest in a life insurance company. Management believes the controlling interest in the life insurance company may enhance the Company's non-bank financial service menu of products as well as assist in meeting state licensing requirements for Money Service Businesses. This agreement expired prior to being consummated.

ITEM 2.   DESCRIPTION OF PROPERTY

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

The lease was amended December 19, 2001 to obtain an additional 5,011 square feet for expanded operations. The total space under lease in Boulder, Colorado now totals 11,444 square feet. Obligations for the combined space under the amended lease are $111,002; $138,561; $142,718; $147,000, and $151,410 in years one through five, respectively. Common expenses for the combined space are estimated to be $40,811 per year with provisions for annual adjustments.

Total rent expense for the years ended March 31, 2002 and 2001 was $16,866 and $36,580, respectively.

ITEM 3.  LEGAL PROCEEDINGS

         Incubator Capital Group, LLC. v. Incubator Capital, Inc.

         On August 24, 2000, a legal action was commenced against the Company by Incubator Capital Group, LLC ("ICGL") in the United States District Court for the Southern District of New York. The claims are purportedly based on the trademark rights of ICGL, for the Company's use of the name "Incubator Capital" and its use of the domain name www.incubatorcapitalcorp.com. ICGL has filed a complaint that includes causes of action for False Designation of Origin, Unfair Competition, Federal Dilution, State Dilution and Deceptive Acts and Practices, which seeks injunctive relief and damages in an unspecified amount. This matter is in its early stages, as the Company and ICGL currently are in dispute regarding procedural issues, whereby the Company claims that is was not properly served with a summons and complaint, and ICGL has taken the position that service was effected, and that it will seek a default judgment for failure to file a responsive pleading. The Company intends to vigorously defend the action. The outcome of the litigation is uncertain and cannot be predicted at this time. Any adverse result could have a material adverse affect on the business of the

Company. At this time, as the Company has abandoned the use of the name Incubator Capital, management believes that this litigation will be settled in the near future. Additionally, based on the Company's investigation, the plaintiffs have ceased business operations and the use of the domain name and trademarks claimed.

         Proprietary Industries v. Emergent Financial Group

         On May 24, 2002, a Proprietary Industries of Alberta, Canada filed a complaint in United States District Court against the Company alleging wrongful failure to register and transfer shares of stock and conversion and requests declaratory judgment. The complaint demands $500,000 in damages. Management claims it has valid defenses to this claim but is in discussions with the plaintiff to potentially settle the claim. Management has never had any business dealings with Proprietary whatsoever. The circumstances by which Proprietary purported came into the possession of the Company's securities are also in question. No amounts have been accrued on this matter as of March 31, 2002. The Company intends to vigorously defend the action if settlement is not reached. The outcome of the litigation is uncertain and cannot be predicted at this time.

         KeyCom, Inc. v. Tim Autrey

         On January 1, 2001, KeyCom Inc, the predecessor to KeyCom Holdings commenced an action against Tim Autrey alleging that Mr. Autrey did not fulfill obligations pursuant to a consulting contract, which included, amongst other things, a condition to raise certain funds for the KeyCom, Inc, predecessor to KeyCom Holdings. Mr. Autrey counter sued KeyCom for breach of contract. On March 27, 2002, Mr. Autrey prevailed and was granted a judgment against KeyCom in the approximate amount of $88,000, which has been accrued. KeyCom intends to appeal this ruling and believes there are meritorious defense to Mr. Autrey's claims.

         In February 2002, the Company received a demand letter from an attorney on behalf of his client demanding $335,537 plus interest. Management believes the demand relates to certain royalty obligations that may have been transferred from certain royalty holders of Key Com, Inc. to settle their individual legal matters. The Company believes that any royalties that may be due would be less than $5,000. Management has not received follow up communications from the plaintiff or their counsel since February 2002. No amounts have been accrued on this matter as of March 31, 2002.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2001. Holders of a majority of the issued and outstanding Common Stock approved certain actions by written consent adopted on April 24, 2000, including an amendment and restatement of the Company's Certificate of Incorporation, the adoption of a Stock Option Plan, and approval of the Company's acquisition of EAL and CASA as described in the Company's Information Statement dated April 26, 2000, as filed with the Securities and Exchange Commission on April 27, 2000. Additionally, on August 2, 2001, holders of a majority of the issued and outstanding Common Stock approved certain actions by written consent including a name change to Emergent Financial Group, Inc. and a 1 for 30 reverse stock split. Additionally, on August 2, 2001 and August 22, the holders of a majority of the issued and outstanding Common Stock approved a 1 for 30 reverse stock split and on August 2, 2001 approved a name change to Emergent Financial Group, Inc. On October 29, the majority of shareholders approve by written consent a 5 for 1 forward stock split. In connection with the settlement with the Series E Preferred Shareholders and the conversion of these liabilities into common stock, on June 10, 2002, the holders of the majority approved by written consent a 1 for 70 reverse stock split and changed the name of the corporation to EGX Funds Transfer.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is currently traded on the NASDAQ OTC Bulletin Board ("NASDAQ Bulletin Board") under the symbol "EGXF" (recently changed from "EGFG" pursuant to the Company's name change to EGX Funds Transfer, Inc.). The Common Stock began trading on the NASDAQ Bulletin Board on December 1, 1999. Prior to the commencement of trading on the NASDAQ Bulletin Board, there was no active trading market for the Common Stock.

         The following table sets forth the quarterly high and low closing prices of the Common Stock for the year ended March 31, 2002 2002, as adjusted for stock splits. On July 31, 2001, the closing price of the Common Stock on the NASDAQ Bulletin Board (immediately prior to a 1 for 30 reverse stock split) was $0.01. The prices in the table reflect split-adjusted interdealer prices without retail markup or commissions and may not represent actual transactions.

                       [NEED THE BELOW FIGURES RECOMPUTED]

---------------------------------------------- -- ------------- -- -------------

                QUARTER ENDED                         HIGH             LOW
---------------------------------------------- -- ------------- -- -------------
June 30, 2001.................................    $252.00            $252.00
---------------------------------------------- -- ------------- -- -------------
September 30, 2001............................    $553.00            $437.50
---------------------------------------------- -- ------------- -- -------------
December 31, 2001.............................    $ 47.60            $ 42.00
---------------------------------------------- -- ------------- -- -------------
March 31, 2002................................    $ 15.40            $ 12.60
---------------------------------------------- -- ------------- -- -------------

         On May 12, 2000, the Company's Common Stock was listed and began trading internationally in Germany on the Third Market Segment of the Frankfurt Stock Exchange by the Deutsche Borse AG. The trading symbol is "SW6" and the German securities code is 935 139. The Frankfurt Stock Exchange is a European exchange with a technology orientation.

         As of June 20, 2002, there were 608 record holders and approximately 2,718 beneficial holders of the Common Stock, as at March 20, 2002.

         On December 30, 1999, the Company effected a two-for-one stock split (in the form of a 100% stock dividend). On August 3, 2001, the Company effected a one-for-thirty reverse stock split. The stock price information in the table above has been adjusted to reflect these stock splits.

         During fiscal 2002, the Company did not pay any cash dividends on its Common Stock. The payment by the Company of cash dividends in the future is in the sole discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and financial condition, as well as other relevant factors. The Company does not intend to pay dividends in the near future.

         On August 28, as detailed below, the Company converted the Series B Preferred Stock to common stock. The conversion amount included accrued, but unpaid dividends of $99,333.

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

         On May 30, 2000, the Company received a loan from a shareholder who is a brother of a director of the Company. The loan bore interest at 8% payable quarterly in arrears commencing September 1, 2000 and principal was to be payable in full on July 1, 2001. Subsequently, on July 7, 2000, the shareholder converted this loan into 1,000,000 non-voting, non-redeemable, Series B, 8% cumulative preferred shares in return for 1,666 two- year warrants each entitling the holder to acquire one common share for $75 (as adjusted for the stock splits). The preferred shares are convertible into 250,000 common shares, subject to anti-dilution provisions. The accrued but unpaid dividends on such preferred stock is convertible into the Company's Common Stock at the average of closing prices on the thirty trading days commencing 45 trading days prior to conversion of such dividends into Common Stock. The Company was in default of the provisions of such preferred stock as a result of its failure to pay any accrued dividends. The Company completed negotiations with the holder of the Series B Preferred Stock to waive all defaults and convert its Series B Preferred Stock into Common Stock (see below).

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

         On June 11, 2001, the Company sold 150 units to Xtelligence, Inc. for consideration of $150,000, consisting of 71,429 commons shares at $2.10 per share and warrants. The warrants entitle the holder to purchase, for a term of
(5) years, an aggregate of 71,429 shares of common stock at an exercise price equal to $2.10 per share. The warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits. This investor became a related party after the conversion of the Series E preferred stock. This investor became a related party after the conversion of the Series E Preferred Stock.

         On July 31, 2001 Thesseus International Asset Fund, an entity which is a related party since a director and the CEO of the Company has beneficial ownership, executed a Subscription Agreement with the Company to purchase up to 650 units for a purchase price of $1,000 per unit or $2.10 per common share. Each unit consists of 476 shares of the Company's common stock and a five-year warrant to purchase up to 476 shares of the Company's common stock at an exercise price equal to $2.10 per share. The units and warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits. Funds received on July 31, September 10 and September 20, were $400,000, $30,000 and $220,000, respectively. The proceeds were used for the acquisition of Key Com, Inc. A total of 309,523 warrants were issued pursuant to this subscription.

         On August 7, 2001, the Company sold an aggregate of 50 units, for a purchase price of $1,000 per unit, to Heritage West Holdings. Each unit consists of 476 shares of the Company's common stock, and a five-year warrant to purchase up to 142 shares of the Company's Common Stock at an exercise price equal to $2.10 per share. The Units and warrants carry a 90-day reset provision in respect to recapitalizations or stock splits. The proceeds of the subscription were disbursed directly to a supplier of the Company. A total of 7,142 warrants were issued pursuant to this subscription.

         On August 7, 2001, 214,286 common shares were issued in exchange for a modification of the terms of the Series A Preferred Shares.

         On August 28, 2001, a creditor elected to convert $350,000, plus all accrued interest into 166,667 common shares. The stock was valued at the contemporaneous sale price of $2.10 per share resulting in a no gain or loss on the transaction. This creditor became a related party after the conversion of the Series E Preferred Stock.

         On August 28, 2001, the holders of the Series B preferred shares converted those shares and $99,333 of accrued dividends to 373,838 common shares and were issued 385,714 warrants as an inducement to convert. The warrants are exercisable at $3.50 and expire in June 30, 2006.

         On August 28, 2001, an officer elected to convert $101,000 of notes into 48,095 common shares valued at the contemporaneous offering price of $2.10 per share.

         On September 26, 2001, the Company issued 71,429 common shares as a consulting fee relating to the Key Com, Inc. acquisition. The shares were valued at the contemporaneous offering price of $2.10 per share resulting in a total value of $150,000 which was included as part of the purchase price.

         As of November 30, 2001, a creditor converted $4,149,725 of notes and accrued interest into 332,919 common shares. In order to induce the creditor to convert, the Company issued warrants to purchase up to an aggregate of 328,571 shares of the Company's common stock at $3.50 at any time prior to June 30, 2006. (See Note 10(I)) Since there were no shares traded on the conversion date and the shares were thinly traded around the conversion date, the common shares issued were valued at the highest bid price on the conversion date of $3.50 resulting in a gain on extinguishment of debt of $2,984,507, which is included in gain from disposal of discontinued operations.

         Subsequent to the period ending March 31, 2002, the Company entered into a series of stock purchase agreements with third party accredited investors. The Company issued 400,000 shares for net proceeds of $300,000 to the Company. The shares were issued pursuant to an exemption granted under Regulation D Rule 144 and carry a restrictive legend. The proceeds were received on or about July 11, 2002. The Company also granted the purchasers warrants to acquire the Company's common stock for a period of five years. The warrants carry a strike price of $3.00 and $4.00 and 400,000 warrants were granted for at each strike price. The Company has the right to call, or cancel, 50% of the warrants upon written notice if the Company's common stock trades for 20 consecutive trading days at a price equal to 175% of the strike price. If the warrants were exercised in full, the Company would experience significant additional dilution through the issuance of additional common shares and would receive proceeds of $2,800,000.

         Exemption from registration for the issuance described above was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sales did not involve a public offering. As a result, such securities are subject to certain transfer restrictions.

         In October 2001, the Company authorized and issued 150,000,000 Class 144A common shares into a reserve account in the Company's name as collateral on a proposed financing transaction with a third party. As the financing did not occur, the shares were cancelled in April 2002. As the shares were held for the benefit of the Company, they are considered issued but not outstanding as of March 31, 2002 and are not included in the computation of loss per share for any period in the accompanying consolidated financial statements.

PREFERRED STOCK SERIES E

         On September 26, 2001, as part of the Key Com, Inc. acquisition price, the Company issued 250,000 of the Company's Senior Series E Non-Voting Secured Preferred Stock ("Series E") with a stated value of $100 per share. The Series E Preferred Stock is not transferable until September 26, 2003. The Series E has a liquidation preference equal to the stated value or an aggregate $25,000,000, ranks senior to any class or series of common or preferred stock does not pay dividends and is secured by 100% of the Key Com Holdings, Inc. stock owned by the Company.

         Commencing January 1, 2003, the shares of Series E Preferred Stock may be converted into Common shares of the Company, equal to the Stated Value plus an additional amount, as defined, (`the "Conversion Price"), divided by the Market Price, provided, however, that in no event shall the Conversion Price be greater than $21.00 per share of Common Stock (the Maximum Conversion Price). The Conversion Price and the number of Common Shares into which the Series E Preferred Stock shall be convertible shall be adjusted for stock splits, combinations, or other similar events. Series E Preferred Stock holders shall be required to convert if the common stock into which it is to convert has a market value equal to 200% of the stated value of the Series E Preferred Stock, however, such conversion is limited to 20% of the outstanding common stock at the conversion date, unless shareholder approval is obtained. In the absence of shareholder approval, an excess issuable over the 20% would be redeemable in cash at the stated value of the Series E preferred stock.

         Commencing January 1, 2002 and continuing for three subsequent quarters, the holders of the Series E have the unconditional right to put $1,000,000 of stated value of stock per calendar quarter to the company for purchase. The Company has an unconditional right to call such stock in the same amount and on the same schedule. The Company has the right to also designate any third party as the counter-party to the put rights. The Company also has the right to assign its call rights to any third party without consent of the preferred holders. On or anytime before January 1, 2003, the Company has the right to call the remaining Series E outstanding. If the Company does not call the Series E by January 1, 2003, the holders may continue to put $1,000,000 of stated value of Series E per calendar quarter to the company for purchase until the entire remaining 210,000 Series E shares have been put back to the Company for an aggregate $21,000,000. This right is also transferable to a third party designee, or designees, in whole or in part, as determined in the sole discretion of the Company; however, such transfer shall not serve to relieve the company of its liabilities. As of March 31, 2002, the put option had not been exercised. In June 2002, pursuant to a Settlement Agreement and General Mutual Release Agreement, the Series E shares were converted to 11,000,000 common shares Accordingly, the $25,000,000 temporary equity reflected as redeemable Series E Preferred Stock was reclassified back to permanent equity as common stock at par value and additional paid-in capital.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

Forward Looking Statements
--------------------------

                  THE FEDERAL SECURITIES LAWS PROVIDE FOR A SAFE HARBOR FOR CERTAIN FORWARD-LOOKING STATEMENTS. THIS SAFE HARBOR PROTECTS US FROM LIABILITY IN A PRIVATE ACTION ARISING UNDER EITHER THE SECURITIES ACT OF 1933 OR THE

SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, FOR FORWARD-LOOKING STATEMENTS THAT ARE IDENTIFIED AS SUCH AND ACCOMPANIED BY MEANINGFUL CAUTIONARY STATEMENTS, OR ARE IMMATERIAL.

         WHEN USED IN THIS FORM 10-KSB, THE WORDS OR PHRASES "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATE," "PROJECTED," "INTENDS," "MAY" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING BUT NOT LIMITED TO, LACK OF OPERATING HISTORY, NEED FOR ADDITIONAL FINANCING, HISTORY OF LOSSES AND SUCCESSFUL IDENTIFICATION, ACQUISITION AND INTEGRATION OF ADDITIONAL TARGET BUSINESSES. SUCH FACTORS, WHICH ARE DISCUSSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, COULD AFFECT EGX FUNDS TRANSFER, INC.'S ("EGX" OR THE "COMPANY") FINANCIAL PERFORMANCE AND COULD CAUSE THE COMPANY'S ACTUAL RESULTS FOR FUTURE PERIODS TO DIFFER MATERIALLY FROM ANY OPINION OR STATEMENTS EXPRESSED HEREIN WITH RESPECT TO FUTURE PERIODS. AS A RESULT, THE COMPANY WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. WE DISCUSS MANY OF THESE AND OTHER RISKS AND UNCERTAINTIES IN GREATER DETAIL UNDER THE SECTION ENTITLED, "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK" IN ITEM 7 OF PART II AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE AND, EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE ON WHICH THE STATEMENT IS MADE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. IN ADDITION, WE CANNOT ASSESS THE IMPACT OF EACH FACTOR ON OUR BUSINESS OR THE EXTENT TO WHICH ANY FACTOR, OR COMBINATION OF FACTORS, MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN ANY FORWARD-LOOKING STATEMENTS.


BACKGROUND

         EGX Funds Transfer, Inc. and Subsidiaries (F/K/A Emergent Financial Group, Inc. and Subsidiaries) (the "Company") was incorporated in Delaware in May 1994. On July 18, 2001, substantial operations were discontinued. At July 18, 2001, the Company is considered to have initiated a new development stage. In June 2002, the Company changed its name to EGX Funds Transfer, Inc.

OVERVIEW

         We set out to develop a payment system combining the pervasiveness of credit card terminals with the existing financial system infrastructure. The global backbone infrastructure for payment processing is highly evolved. Credit and debit cards are accepted almost everywhere and for almost everything. VISA member banks have installed real-time point of sale devices for many years, principally as a means to reduce costs, including costs associated with fraud. The infrastructure of wired network devices, commonly known as credit card POS machines, measures over 19,000,000 active terminals worldwide for VISA alone. These Information Technology devices have become so commonplace as to be virtually indistinguishable from a cash register. Nevertheless, the evolution of terminal software and hardware technology continues to maximize usage of the network and data communications capabilities and expand revenue sources.

         EGX believes that the efficiencies of modern telecommunication networks combined with the simplicity of end-of-network devices (POS terminals) can be harnessed to offer and distribute more robust services to consumers in environments where consumers frequent, thereby extending the market beyond traditional brick-and-mortar branches.

         Our objective is to establish and expand a universal and standardized delivery platform capable of generating multiple revenue streams from each retail location while making no capital investments in the store infrastructure.

COMPANY BACKGROUND AND MARKET
-----------------------------

         EGX Funds Transfer (formerly Emergent Financial Group) began its current operations in July 2001. Its XTRAN data processing technology became a public company subsidiary in September 2001 for a payment of approximately $26,000,000 in cash and Series E Preferred stock and a fee of $150,000 payable in common stock. The company is a niche transaction processing firm that leverages new technologies to take advantage of traditional systems in the electronic payment processing market. Currently, the market is served by two competitors with distinctly different approaches: Western Union, a wholly-owned subsidiary of First Data Corp (NYSE: FDC), and PayPal, Inc. (NNM: PYPL), a start up electronic payment remittance company recently entering an acquisition agreement with Ebay. Western Union is a 140-year-old telegraph and financial services company using legacy technology deployed through field offices to transmit money for consumers. PayPal uses email-based technology and the Internet to electronically transfer money for users that are willing to register a bank account and have computer access. PayPal users have predominantly been online auction customers, such as Ebay shoppers.

         EGX owns proprietary software that management believes combines the best of traditional reliable in-person money transfer systems with the speed and ease of the Internet. Our systems do not require a preexisting relationship with a financial institution, which much of its target market does not have. The Company makes services available through in-store point-of-sale terminals located at existing convenient retail locations such as convenience stores.

LARGE AND GROWING UNDERSERVED MARKET
------------------------------------

         The Company is targeting a market that management believes is inadequately covered by its competitors. The Company has focused on the $49 billion transfer market comprised of immigrants and expatriates who work in the United States and regularly send money home to family and friends. Unlike PayPal and C2it's (Citibank's equivalent to PayPal) email-based services, the EGX customer is most likely not Internet-enabled and does not plan to be. However, with the wider availability of affordable telecommunications services, families abroad are afforded unprecedented ability to communicate, thus are migrating in larger numbers.

According to Susan F. Martin, Georgetown University, Institute for the Study of International Migration, "A second, related factor stimulating increased migration involves the transportation and communication revolution that makes it easier to move and keep contact with one's home community."

BUSINESS MODEL
--------------

         Like PayPal or Ebay, EGX has several advantages that are unique to online business. First, the Company has no inventory whatsoever, so there is no inventory expense or risk. Additionally, EGX has no receivables, since it receives payment for its services at the time they are performed and collects the payment in cash. Third, the Company has high margins for its services, since these types of services traditionally have substantial fees and other charges.

         The Company has targeted a multi-billion dollar niche market for its services and technology in the person-to-person (P-to-P) transfer market. The Company's XTRAN transaction processing system allows near instant terminal-based transfers utilizing the Internet in coordination with the Automated Clearing House (ACH) system and typical credit card terminals located in nearly every retail location around the globe. The system, therefore, requires no special training for users and offers retail agents revenue generation with no investment whatsoever. The system is scalable and offers the potential to support numerous non-bank financial services in the future.

GROWTH MODEL
------------

         EGX has developed a communication-driven system to gain market share that management believes is similar to that of online providers C2it and PayPal's exponential growth through viral, or referral-based, marketing. The Company's business plan incorporates a referral-based marketing business model to drive growth. The nature of its systems promotes user-driven growth whereby senders notify recipients to use its system to retrieve money transmitted and awaiting pick-up. As a result, the sender has acquired the recipient as a new user to its system. Additionally, the Company has direct face-to-face interaction with new customers through its network agents. This presents a further opportunity to encourage system usage. The combination of requiring both transfer and recipient to become part of the network, along with complementary 5-minute calling card should, in the opinion of management, help the Company achieve global brand awareness. PayPal was able to increase its user base from approximately 10,000 users in early 2000, to over 13,000,000 registered users as of their recent public offering.

         Furthermore, EGX intends to acquire traffic on its network and to acquire new customers through its partner strategy, which relies on distribution joint ventures with existing money remittance providers that generally are seeking technology solutions to provide enhanced money transmission services. Based on these associations, it believes that its systems may be able to achieve a rapid adoption in the marketplace. Despite management's evaluation of the marketplace and their own conclusions about the services offered or the business competitiveness more generally, there can be no assurance that the Company will have any success whatsoever in its business.

LOW COST PROVIDER

         EGX believes that its average fees charged for transactions are lower than any of its competitor for similar services. The Company's $18.65 average fee per $300 transaction versus approximately $30 for other carriers may be a competitive advantage. We also believe that the increased convenience could help the Company achieve a significant user base in a short period of time. There can be no assurance that either lower fees or more conveniently available services will permit the Company to compete successfully or to achieve any market acceptance whatsoever.

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

         EGX Funds Transfer, Inc. and Subsidiaries (F/K/A Emergent Financial Group, Inc. and Subsidiaries) (the "Company") was incorporated in Delaware in May 1994. On July 18, 2001, substantial operations were discontinued. At July 18, 2001, the Company is considered to have initiated a new development stage. In June 2002, the Company changed its name to EGX Funds Transfer, Inc.

         The Company was originally incorporated as Shanecy, Inc. in Delaware on May 31, 1994, and was organized to act as a home health care analysis and referral service. On March 10, 1999, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") in order to become a reporting company. On November 11, 1999, the original business activities were discontinued.

         On November 11, 1999, the two existing directors of the Company resigned and appointed Jason W. Galanis and Kevin L. Washington to replace them. Prior to this event, the Company was inactive and had no material assets or liabilities. On November 19, 1999, Harry Weitzel was appointed Chairman and Chief Executive Officer joined by two additional Directors and on December 31, 1999, three final appointments were made, bringing the total number of Directors to eight. Under the direction of its new board, the Company pursued a business strategy of internet-focused investments. Subsequently, on September 12, 2000 the Company determined to redefine its business plan away from financial services and toward providing small business owners with a range of Internet-based enterprise solutions (B2B), at which time Mr. Galanis resigned as an executive officer of the Company. Despite his resignation, Mr. Galanis arranged for additional equity financing through the issuance of Series D preferred stock to a New York-based institutional investor, International Investment Group which funded on September 22, 2000 (see "Management's Discussion and Analysis of Financial Condition and results of Operations-Financial Condition"; see note 6(d) of the audited Financial Statements ending March 31, 2001 in Form 10KSB for the year ended March 31, 2001). Beginning in October 2000, the existing management directed the Company to begin to borrow funds from the Starfish Group pursuant to a series of short-term senior secured promissory notes. The Company borrowed an aggregate of approximately $3,600,000, $1,600,000 of which was received from Mr. Washington. Based on numerous factors, including an extended deterioration in the capital markets in regards to B2B companies, the new focus of management did not attract the necessary level of funding so as to obtain funding other than the secured notes above and, as a consequence, the Company could not sustain its B2B business model. On December 31, 2000, the Company defaulted on certain secured debt obligations as disclosed in the Form 10Q for the period ended December 31, 2000 (also see "Management's Discussion and Analysis of Financial Condition and results of Operations-Financial Condition"). The defaults also led to a foreclosure on certain assets of the Company, which consisted primarily of the Company's interest in EAL, on February 17, 2001 (see Financial Statements), which was not contested by prior management.

         On July 18, 2001, the Board of Directors adopted a new business plan which seeks to focus on investments in niche emerging payment services companies which pursue strategies in electronically delivered financial services. The board approved a restructuring plan which included the conversion of approximately $3,000,000 of outstanding debt into approximately 15% of the Company's outstanding Common Stock on a fully diluted basis, a name change of the company from Inc.ubator Capital to Emergent Financial Group, Inc., and a 1 for 30 reverse stock split of the Company's Common Stock. In connection with approving the revised business plan at the meeting, the directors unanimously approved a resolution appointing Jason Galanis as President and CEO and, at the conclusion of the meeting, directors Weitzel and Pilallis tendered their resignations.

         On each date of July 18, 2001 and August 22, 2001, the Board authorized a 1 for 30 reverse stock split of the Company's common stock. On October 22, 2001, the Board authorized a 5 for 1 forward stock split of the Company's common stock.

         As of November 30, 2001, a creditor converted $4,149,725 of notes and accrued interest into 332,919 common shares. In order to induce the creditor to convert, the Company issued warrants to purchase up to an aggregate of 328,571 shares of the Company's common stock at $3.50 at any time prior to June 30, 2006. Since there were no shares traded on the conversion date and the shares were thinly traded around the conversion date, the common shares issued were valued at the highest bid price on the conversion date of $3.50 resulting in a gain on extinguishment of debt of $2,984,507, which is included in gain from disposal of discontinued operations.

         Subsequent to the March 31, 2002 fiscal year end, on June 14, 2002 the Company affected a 1 for 70 reverse stock split. All share and per share data, and data on common stock equivalents, as applicable, reflect all forward and reverse stock splits retroactively in the accompanying consolidated financial statements for all periods presented. Concurrent with the 1 for 70 reverse stock split on June 14, 2002, the Company issued 11,000,000 restricted common shares upon conversion of all of the 250,000 Series E preferred shares.

Going Concern Assumption

         As reflected in the accompanying consolidated financial statements, the Company has a deficit accumulated since July 18, 2001 (inception of development stage) to March 31, 2002 of $27,182,323, a net loss in 2002 of $27,596,671, cash used in operations of $1,033,992 during 2002, and a working capital deficit of $4,044,481 at March 31, 2002. The Company is also in technical default on certain loans and notes, although no note holder of the Company has sought any remedies, other than two creditors of the Company's subsidiary, KeyCom. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate further revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

         The Company is actively seeking sources of funding and believes it has secured funding that will permit the ongoing operations. Management believes that the actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for the Company to continue as a going concern.

Events of September 11; System Deployment
-----------------------------------------

         We executed definitive agreements in July 19, 2001 to acquire the money transfer company KeyCom. Less than 60 days thereafter, the events associated with the September 11 terrorist attacks on the United States occurred. The impact on our business and industry has been significant and has contributed to certain delays in the Company implementing its business plan. These conditions could continue to cause the Company significant delays and adversely affect the Company.

         As a direct consequence of these tragic events, Congress enacted the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IML Act. In addition, the US Treasury Department has now required all companies engaged in a Money Service Business, as defined, to register with the Department for the first time ever. Additionally, we are subject also to regulations of the Treasury Department's Financial Crimes Enforcement Network, or FinCEN, requiring reporting and record keeping of various transactions.

         As a result of various new regulatory requirements, we determined to take several preventative actions in order to maintain compliance. Some of these actions, including shutting down operating locations in some states in our test markets, have delayed the implementation of our business plan. Since the enactment of these new regulations, we have also instituted a number of technology-based enhancements to our systems and database that we believe provide us a competitive advantage over traditional providers of money transfer services. We believe that the current state of our systems and compliance procedures and controls, will permit a rapid market rollout without a significant financial or management burden. There can be no assurance that the company is successful even after making the aforementioned adjustments, or that new regulations or market conditions will not adversely affect the company.

Series E Preferred Liabilities
------------------------------

         Beginning on January 1, 2002, the holders of the Series E Preferred stock had the right to require the Company to make quarterly payments of $1,000,000, as further discussed herein. A significant amount of management's time was devoted to negotiating a deferment of such payments. Additionally, the Sellers remained in a managerial role in the two quarters after acquisition, which included maintaining records and material contracts in California. The Company did not make any payments under the preferred and from time to time informally received indications from the Series E holder that the rights under the Security Agreement may be exercised. No formal notice was ever received.

         On June 14, subsequent to the end of the fiscal year end ending March 31, 2002, we settled with the Series E preferred stockholders, as disclosed in Form 8K dated June 18, 2002. The parties exchanged release agreements and management does not believe there will be any future effect on the Company.

Liability Overhang
------------------

         During the period ended March 31, 2002, The Company was potentially subject to certain redemption payments on the Series E Preferred Stock of $1,000,000 per quarter and a subsequent payment of $21,000,000 on June 30, 2003. As a result of this rapid amortization of liabilities, management experienced significant difficulty in raising additional capital. Potential capital providers could not determine an adequate economic benefit to investing money, which substantially would have been used to retire prior liabilities. Moreover, potential capital providers identified the risks that, even with an investment, there could be no assurances that the subsequent larger payment due would not seriously jeopardize the investment. As a result, the Company relied primarily on loans from shareholders to fund operations and growth was impeded by a lack of access to the broader financing markets.

Effect of Accounting Methods
----------------------------

         The various interests that the Company acquired in its subsidiaries are accounted for under the equity, consolidation or cost method. The applicable accounting method is generally determined based on the Company's voting interest in the subsidiaries. In the future, the presentation of the Company's financial statements may differ from period to period, primarily due to whether or not it applies the consolidation method or the equity method. This could result if its voting interest in a company either rises above or drops below 50%.
         The Company evaluates, on an ongoing basis, the carrying value of its ownership interests in and advances to the companies in which it has invested ("Subsidiaries") for possible impairment, based on achievement of business plan objectives, the financial condition and prospects of the Subsidiaries and other relevant factors. Such factors may be financial or non-financial in nature.

         Management has determined to write-down certain intangible assets with the effect of eliminating them from the company's balance sheet for accounting purposes. Due to the uncertainty of valuing intangible assets, including their estimated future value, management determined in the fourth quarter to adjust the carrying value of its assets.

         The accounting presentation of assets of the company have no effect on the actual operations of the company. Further, there are no implications about the business prospects of the company as a result of this accounting treatment.

         The company has undergone certain delays in deploying its money transfer business as a consequence of events surrounding September 11 and the resulting regulations enacted by Congress. Although management believes it has now adequately addressed these requirements and can move to fully commercialize its systems, there are inherent market uncertainties that management determined should be reflected in the financial statements.

Results of Operations for the Year Ended March 31, 2002
-------------------------------------------------------

         The twelve-month period ended, March 31, 2002 continues to reflect start-up results only as at July 18, 2001, the Company is considered to have initiated a new development stage with the acquisition of KeyCom, Inc.

         The Company reported a net loss of $27,596,671 and net loss attributable to common stockholder of $28,750,482 or (32.06 per share), for the twelve months ended March 31, 2002. The net operating loss is believed by management to be non-recurring in nature and resulted from certain extraordinary items representing non-cash accounting charges, discussed below.

         Management, in consultation with the Company's independent accountants, determined that it was in the best interests of the Company to adjust the carrying value of certain assets associated with the acquisition of KeyCom prior to year-end. The result of this accounting write down is reflected in the net operating loss above. The presentation is intended by the Company to reflect the adoption of a conservative accounting policy of management.

         Revenue. The Company reported total revenue of $24,103 for the twelve months ended March 31, 2002, which represents transaction fees for transfers made in our test market. As detailed elsewhere, the Company initiated its current stage of development On July 18, 2001 and has had a limited experience n commercializing its current technologies.

         Expenses. The Company had expenses of $27,348,005 for the twelve months ended March 31, 2002 of which compared to $813,885 in 2001. The Company's expenses related to the commencement of operations as a public company, the acquisitions of the companies discussed herein and the preparation of securities documents. Expenses also included audit and accounting expenses of $81,825 and an administration fee payable to Thesseus Services Ltd., a subsidiary of Thesseus International Asset Fund NV (a related party), of $205,644. the 2002 expense consist primarily of $23,238,660 impairment of software rights and systems, terminals and certain deferred charges and prepaid advertising $2,272,626 of intangible amoritization.

         Net Operating Loss. The Company has available at March 31, 2002, operating loss carryforwards of approximately $14,943,827, which may be applied against future taxable income in years. At March 31, 2002, the total of all deferred tax assets was $14,091,868, at March 31, 2002 there was a 100% valuation allowance. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined.

Financial Condition
-------------------

         At March 31, 2002, the Company's assets were comprised primarily of its assets in KeyCom Holdings, Inc. Substantially all of the Company's other assets had been written off. Please see Note 4 of the Company's audited Consolidated Financial Statements for the year ended March 31, 2002, for a full description.

KeyCom
------

         At March 31, 2002, the Company had outstanding $25,000,000 of Series E preferred stock issued in connection with the acquisition of KeyCom Inc., as disclosed in form 10K-SB dated August 15, 2001 and Exhibits 10.1 through 10.5 thereto. The Company entered into four agreements, which are the Plan of Merger, the Series E Preferred Designation of Rights, the Security Agreement and the Registration Rights Agreement. Non-performance with various terms and conditions of any of the agreements could have a serious negative impact on the Company.

         Subsequent to year-end, the company reached agreement dated May 31, 2002, to extinguish $25,000,000 of liabilities represented by its Series E Preferred Stock through a conversion to common stock.

         As disclosed on form 10K-SB and form 8K dated October 11, 2001, the Company acquired KeyCom for $1,000,000 in cash and $25,000,000 in preferred stock. The Company paid the $1,000,000 in cash and delivered the Preferred Stock, closing the transaction on September 26, 2001. Prior to the May 31, 2002 agreement, the Company was required to redeem all of the Series E preferred stock from the Holders upon written request, up to a maximum of $1,000,000 per quarter.

         As disclosed in form 10Q-SB dated November 11, 2001 and February 19, 2002 in Management's Discussion and Analysis and in form 10K-SB dated August 15, 2001 and form 8K dated October 11, 2001, in the event of any breach of the terms and conditions of the Senior Series E Preferred Stock or any of the Company's obligations to the sellers of KeyCom, the holders of the Senior Series E

Preferred Stock have the right to foreclose on 100% of the capital stock of KeyCom Holdings, Inc., the Company's wholly-owned subsidiary which acquired KeyCom. The above described herein prevent the foreclosure.

         The June 14, 2002 agreement also provides for the termination of the Registration Rights Agreement dated July 19, 2001 pursuant to which the Series E Holders could have forced the Company to register shares making them eligible for open market sale. As noted above, the agreement further provides for a two-year lockup pursuant to which the common stock issued to the E Holders is contractually restricted for twenty-four months from issuance.

         The founders of KeyCom have received a royalty agreement pursuant to which they may earn up to $8.3 million based on future fees generated using the XTRAN technology. All payments are contingent on future performance. Possible future payments, if any, are secured by the intellectual property representing XTRAN. If the Company des not perform any transactions in a specified period of time, the Company could be subject to claims pursuant to the security agreement which may include the foreclosure on the intellectual property of the Company. This could have adverse consequences for the Company. The parties delivered reciprocal mutual general releases as consideration for entering into the agreements.

Discontinued Operations

         As described in Note 4(b) through Note 4 (g) of the Company's March 31, 2002 audited Consolidated Financial Statements the Company had written off investments in various entities in fiscal 2001 resulting in an accounting charge to earnings. All of the investments had been written off in periods prior to the Company's audit for the period ending March 31, 2001 and reported on Form 10K-SB and are incorporated by reference.

         The Company had a working capital deficiency of $4,033,481 and an accumulated deficit of $49,859,698 at March 31, 2002 ($27,023,156 since inception of current Development Stage). The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position it will not be able to continue as a going concern.

Liquidity and Capital Resources
-------------------------------

         A major objective of the Company is to raise sufficient capital to maintain its viability as ongoing concern. Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common and preferred stock, and proceeds from short-term borrowings, convertible debentures, and notes payable. During the fiscal year, the Company had undertaken a restructuring to eliminate or compromise liabilities associated with prior Internet activities of the Company. The Company has made substantial progress during the period in accomplishing these objectives. However, there can be no assurances that it will continue to achieve these results.

         During the twelve months ended March 31, 2002, the Company's operations were financed primarily through issuances of equity in the cumulative amount of $950,000, loan proceeds of $350,000 from Xtelligence, $101,000 from the CEO, loans of approximately $545,075 from parties related to an original shareholder of KeyCom Inc, and advances under a blanket $2,000,000 promissory note payable to Internet Transaction Services by the Company's subsidiary, KeyCom Holdings, to Internet Transaction Services amounting to $593,860.

         On August 28, 2001, the Company retired $1,000,000 of Series B preferred shares by converting those shares and $99,333 of accrued dividends to 373,838 common shares and issued the Series B holders 385,714 warrants as an inducement to convert. The warrants are exercisable at $3.50 and expire in June 30, 2006.

         As of November 30, 2001, the Company improved its liquidity through the conversion of $4,149,725 of senior secured notes and accrued interest into

332,919 common shares. In order to induce the creditor to convert, the Company issued warrants to purchase up to an aggregate of 328,571 shares of the Company's common stock at $3.50 at any time prior to June 30, 2006.

         Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its network for the sale of telecommunications products, costs of new placements of XTRAN software on terminals, and in the reduction of short-term liabilities. No assurance can be given that the Company will be successful in generating sufficient capital from new borrowings or from the sale of its securities to adequately fund its liquidity needs.

         The Company does not believe that inflation had a significant impact on the Company's results of operations for the period presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.

         At March 31, 2002, the Company had a working capital deficit of approximately $4,033,481 and $4,245 cash on hand. If the Company is unable to promptly raise additional funding it will not be able to continue as a going concern. The Company is diligently exploring various options to raise the additional funding it requires. However, there can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company.

         Subsequent to the period ending March 31, 2002, the Company entered into series of stock purchase agreements with third party accredited investors. The Company issued 400,000 shares for net proceeds of $300,000 to the Company. The shares were issued pursuant to an exemption granted under Regulation D Rule 144 and carry a restrictive legend. The proceeds were received on or about July 11, 2002. The Company also granted the purchasers warrants to acquire the Company's common stock for a period of five years. The warrants carry a strike price of $3.00 and $4.00 and 400,000 warrants were granted for at each strike price. The Company has the right to call 50% of the warrants upon written notice if the Company's common stock trades for 20 consecutive trading days at a price equal to 175% of the strike price. If the warrants were exercised in full, the Company would experience significant additional dilution through the issuance of additional common shares and would receive proceeds of $2,800,000.

                  Subsequent to the period ending March 31, 2002, on July 3, 2002 the Company received written notice from a third party creditor that the creditor was prepared to accept the Company's offer to compromise. Under the offer, the Company will retire approximately $554,000 of trade payables. The Company will make no payments under the arrangement and will deliver mutual releases. The retirement of the liability will be reflected in the Company's fiscal second quarter ending September 30, 2002.

Other Factors Affecting Financial Performance or Liquidity
----------------------------------------------------------

Legal Action

         In February 2002, the Company received a demand letter from an attorney on behalf of his client demanding $335,537 plus interest. Management believes the demand relates to certain royalty obligations that may have been transferred from certain royalty holders of Key Com, Inc. to settle their individual legal matters. The Company believes that any royalties that may be due would be less than $5,000. Management has not received follow up communications from the plaintiff or their counsel since February 2002. No amounts have been accrued on this matter as of March 31, 2002.

         On March 27, 2002, the Company's subsidiary, Key Com received a judgment against it from a lawsuit with damages totaling $88,000. The amount has been accrued as of March 31, 2002.

         On May 24, 2002, a plaintiff filed a complaint in United States District Court against the Company alleging wrongful failure to register and transfer shares of stock and conversion and requests declaratory judgment. The complaint demands $500,000 in damages. Management claims it has valid defenses to this claim but is in discussions with the plaintiff to potentially settle it. No amounts have been accrued on this matter as of March 31, 2002.

Senior Secured Lenders

         Secured Revolving Convertible Line of Credit, dated October 1, 2001, for $2,000,000 from a party related to former principal stockholder of Key Com, Inc. who controlled 16.67% of Key Com, Inc. voting common stock and who in June 2002 beneficially gained control of approximately 84% of the Company's total outstanding common shares. Interest at 10% on all advances. Principal and interest is due on demand but all outstanding principal and interest must be paid no later than January 2, 2003. Lender has the right to convert upon three days notice to common shares at 50% of the lowest bid price 30 days prior or past to the notes date of October 2001. Draws against the line may be limited, denied, or subject to conditions as dictated by the lender at the lender's discretion. The revolving line of credit is secured by all assets of the Company's subsidiary, Key Com. As of March 31, 2002, accrued interest was $24,600.

         Because the draws against the credit line are subject to the discretion of the lender, we may not be able to access funds when we require them. As a result, we may be adversely affected and may suffer negative consequences. Additionally, the credit facility is subject to repayment on demand. If the lender calls notifies us, we may be forced to repay the credit line in full at that time. There can be no assurances that we will have sufficient funds to repay at that time. As a result, we may suffer severe negative consequences, which could include a foreclosure pursuant to the security agreement entered into by our subsidiary, KeyCom Holdings.

Royalty Agreements

         Prior to its acquisition by the Company, KeyCom, Inc. had issued financial instruments to investors for aggregate cash of $3,154,410, net of offering costs. The instruments were classified as preferred contributed capital in Key Com, Inc. These instruments, entitled "Transaction Debt Certificates," were classified as capital rather than liabilities since the instruments promised a residual royalty benefit into perpetuity based on a stipulated percentage of transaction fees generated on the first 10,000 point-of-sale systems placed at merchant locations. If no revenues are generated, then no royalties or payments are due and the investment does not have to be repaid. The Company is committed under these instruments to pay future royalties based on the future revenue stream. Royalty expense through March 31, 2002 was not material.

         The instruments granted stock options to purchase common shares of Key Com, Inc. stock contingent upon the filing of a registration statement by Key Com, Inc. with the Securities and Exchange Commission, (the "Contingency"). The quantity of Key Com shares that could be purchased with the options are derived from the residual royalty benefits due to each investor based on a formula stipulated in the instruments. The options were not cancelled in the acquisition agreement between the Company and Key Com, Inc., however; management believes that the Contingency will never be satisfied as Key Com, Inc. is now a subsidiary of the Company and Management does not intend to file a separate registration statement for Key Com, Inc.

         We may be adversely affected in the future based on claims made by the holder of these financial instruments. Such claims may include royalty payments or certain conversion rights. The Company may suffer litigation as a result of such claims if the claims are deemed to be in dispute. Additionally, the Company could suffer additional dilution if the investors are deemed to be entitled to convert the financial instruments to equity of the Company.

Effects of Accounting Pronouncements

         Statement No. 141 "Business Combinations" ("SFAS 141") establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The Company adopted this pronouncement on July 1, 2001 and accounted for the acquisition of Key Com accordingly.

         Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the initial accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill, regardless of how acquired, should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company believes that the implementation of SFAS 142 on April 1, 2003 will not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been competed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transaction that has similar economic effects. The Company believes that the implementation of SFAS 142 on April 1, 2003 will not have a material effect on the Company's financial position, results of operations or liquidity.

                          RISKS RELATED TO OUR BUSINESS

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

DEFAULT WITH UNSECURED CREDITORS.

         The Company is in default with certain third parties which provided bridge loans to the Company aggregating $290,000 and that matured thirteen months after origination. The notes have matured and were not repaid by the Company pursuant to their terms. The creditors may pursue certain collection remedies that would negatively impact the Company. The Company does not believe it has defenses to such claims. Current management is attempting to negotiate new terms that may include exchanging debt for equity. This would result in dilution to the current shareholders. There is no assurance that acceptable terms will be arranged.

SECURED CREDITOR OF KEYCOM COULD REFUSE ADDITONAL ADVANCES OR COULD ACCELERATE NOTES

         Draws against the line may be limited, denied, or subject to conditions as dictated by the lender at the lender's discretion. The revolving line of credit is secured by all assets of the Company's subsidiary, Key Com. because the draws against the credit line are subject to the discretion of the lender, we may not be able to access funds when we require them. As a result, we may be adversely affected and may suffer negative consequences. Additionally, the credit facility is subject to repayment on demand. If the lender calls notifies us, we may be forced to repay the credit line in full at that time. There can be no assurances that we will have sufficient funds to repay at that time. As a result, we may suffer severe negative consequences, which could include a foreclosure pursuant to the security agreement entered into by our subsidiary, KeyCom Holdings.

KEYCOM ISSUED ROYALTY PARTICPATIONS THAT MAY HAVE CONVERSION RIGHTS AND CERTAIN PAYMENT RIGHTS

         Prior to its acquisition by the Company, Key Com, Inc. had issued financial instruments to investors for aggregate cash of $3,154,410, net of offering costs. The instruments were classified as preferred contributed capital in Key Com, Inc. These instruments, entitled "Transaction Debt Certificates," were classified as capital rather than liabilities since the instruments promised a residual royalty benefit into perpetuity based on a stipulated percentage of transaction fees generated on the first 10,000 point-of-sale systems placed at merchant locations. If no revenues are generated, then no royalties or payments are due and the investment does not have to be repaid. The Company is committed under these instruments to pay future royalties based on the future revenue stream. Royalty expense through March 31, 2002 was not material.

         The instruments granted stock options to purchase common shares of Key Com, Inc. stock contingent upon the filing of a registration statement by Key Com, Inc. with the Securities and Exchange Commission, (the "Contingency"). The quantity of Key Com shares that could be purchased with the options are derived from the residual royalty benefits due to each investor based on a formula stipulated in the instruments. The options were not cancelled in the acquisition agreement between the Company and Key Com, Inc., however; management believes that the Contingency will never be satisfied as Key Com, Inc. is now a subsidiary of the Company and Management does not intend to file a separate registration statement for Key Com, Inc.

         We may be adversely affected in the future based on claims made by the holder of these financial instruments. Such claims may include royalty payments or certain conversion rights. The Company may suffer litigation as a result of such claims if the claims are deemed to be in dispute. Additionally, the Company could suffer additional dilution if the investors are deemed to be entitled to convert the financial instruments to equity of the Company.

ACCRUED AND UNPAID TRADE PAYABLES.

         The Company has a significant number of unsecured trade creditors. Current management is attempting to negotiate definitive agreement with individual creditors. If the Company is unsuccessful, the creditors could force the Company into an involuntary bankruptcy.

SEVERE WORKING CAPITAL DEFICIENCY.

         The Company had a working capital deficiency of $4,033,481 and an accumulated deficit of $49,859,698 at March 31, 2002 ($27,023,156 since inception of current Development Stage). The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position it will not be able to continue as a going concern.

FLUCTUATIONS IN EMERGENT'S STOCK PRICE IS HIGHLY LIKELY.

         Prior to November, 1999, there was no public market for the Company's Common Stock and currently there is only a limited market for these securities on the NASDAQ OTC Bulletin Board. Accordingly, the market price of the Company's Common Stock has been highly volatile. Any significant fluctuations in the future might result in a general decline in the market price of the Company's Common Stock.

         The price at which the Company's Common Stock will trade in the future is likely to be highly volatile and may fluctuate substantially due to factors such as:

         o Actual or anticipated variations in quarterly operating results;
         o Announcements of technological innovations; o New sales formats of new products or services;
         o Changes in or failure to meet financial estimates of securities analysts;
         o        Conditions or trends in the financial services industry;
         o Announcements by the Company or its competitors of significant acquisitions, strategic partnerships or joint ventures;
         o        Capital commitments;
         o        Additions or departures of key personnel; or
         o        Sales of Common Stock.

         In addition, the U.S. stock markets have from time to time experienced significant price and volume fluctuations that have affected the market price for the common stock of small- and micro-cap companies, particularly Internet companies. In the past, these broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. The Company may become involved in this type of litigation in the future. Litigation is often expensive and diverts the attention and resources of management, which could cause the Company's business, prospects and results of operations to be adversely effected.

THE COMPANY HAS RECENTLY RAISED CAPITAL FROM A LIMITED GROUP OF INVESTORS, INCLUDING RELATED PARTIES.

         A major objective of the Company is to raise sufficient capital to maintain its viability as an ongoing concern. The primary sources of cash to date have been loans and preferred equity financing from related parties and distributions from EAL pursuant to the MBDA. The Company has recently raised capital from a limited number of new investors. A substantial portion of the new investment capital raised was from Thesseus International Asset Fund, a Company with whom Mr. Galanis is affiliated. The terms of the new subscription were deemed to be consistent with terms that would be offered to third parties, however the Company has been unsuccessful in raising similar capital from the market.

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

EMERGENT HAS NO SIGNIFICANT OPERATING HISTORY UPON WHICH TO ASSESS THE VIABILITY OF ITS BUSINESS STRATEGY OR MANAGEMENT.

         Although the Company has been in existence since 1994, it has no significant operating history upon which its current management, business and business plans, and prospects may be evaluated. In addition, the Company only recently installed a new management team and determined to pursue a new business strategy. Furthermore, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new, unproven and rapidly evolving markets. To address these risks, the Company must, among other things:

         o        Develop and expand its cash remittance business;
         o        Respond to competitive developments;
         o        Continue to attract, retain and motivate qualified employees;
                  and
         o Continue to upgrade its technologies and identify and complete acquisitions of cash remittance and related businesses.

         There can be no assurance that the Company will be successful in addressing these risks and if it is not successful its ability to survive as a going concern will be adversely affected.

EMERGENT ANTICIPATES INCURRING LOSSES FOR THE FORESEEABLE FUTURE.

         Since its recent change in business strategy, the Company has incurred costs to expand its business, to attract qualified employees and to upgrade and improve its technologies. As a result, the Company has incurred significant losses and expects to continue to incur losses on a quarterly and annual basis for the foreseeable future. As of March 31, 2002, the Company had an accumulated deficit of approximately $49,859,698. There can be no assurance that the Company will be able to generate sufficient revenues from operations to achieve or maintain profitability on a quarterly or annual basis in the future. The Company expects negative cash flow from operations to continue for the foreseeable future.

EMERGENT WILL REQUIRE ADDITIONAL LONG AND SHORT TERM FINANCING IN ORDER TO FUND ITS WORKING CAPITAL REQUIREMENTS, IMPLEMENT ITS BUSINESS PLAN AND FUND THE ACQUISITION OF ADDITIONAL COMPANIES AND BUSINESSES.

         In order to fund its working capital requirements, implement its business plan and fund the acquisition of additional complementary and strategic businesses, the Company will require additional equity and/or debt financing in the short-term future. The Company anticipates that it will need to raise approximately $10.0 million over the next 12 to 18 months to implement its business plan and to fund the amounts to be invested in Keycom and other ventures. The Company also expects that it will be required to raise additional funds over the long term. It may not be possible for the Company to secure debt or equity financing on terms acceptable to it at the time that it seeks such financing. As a result of these funding needs, the Company will need to seek additional external debt and/or equity financing. Adequate funds on terms acceptable to the Company, whether through additional equity financing, debt financing or other sources, may not be available when needed or may result in significant dilution to existing shareholders. If the Company is unable to obtain sufficient funds from operations and external sources, the Company may not be able to continue as a going concern.

EMERGENT IS ENTERING INTO NEW HIGH-RISK MARKETS AND ITS SUCCESS WILL DEPEND ON PERFORMANCE OF ITS INVESTMENTS IN COMPANIES IN THIS MARKET.

         The Company has entered into the moderate income cash remittance and financial services market which is still developing, speculative and uncertain. The Company generally faces a high degree of risk of failure and volatility in the market price of its securities.

BECAUSE THE BUSINESS MODEL PROPOSED BY EMERGENT IS UNPROVEN, IT IS UNCERTAIN WHETHER IT WILL SUCCEED.

         The Company's business model is unproven. The success of the Company's business model depends on acquiring cash remittance businesses, and entering into agreements with new locations to expand the network of locations where the Company's customers can send and receive cash remittances. If the Company cannot convince potential acquisition targets and the owners of new locations of the value of its business model, the Company's ability to acquire additional businesses and attract new locations will be adversely affected and its strategy of expanding its cash-remittance network may not succeed, which would result in the Company's business, prospects and results of operations to be adversely effected.

         the Company's business also depends upon its ability to successfully integrate new acquisitions into its business, which is uncertain. Potential conflicts among current management and employees with that of acquired businesses, as well as potential conflicts with the customers, suppliers and creditors of such acquired businesses, all can have an adverse effect on the Company's ability to successfully integrate acquired businesses. Economic, governmental, industry and internal company factors outside its control all can have an additional adverse effect on the Company's financial condition and results of operations. A significant portion of the Company's assets will be comprised of ownership interests in its subsidiaries. It is expected that, from time to time, the Company's investment in one or more subsidiaries could represent a significant portion of its market capitalization. If the Company's subsidiaries do not succeed, the value of its assets will decline, which could result in the Company's business, prospects and results of operations being adversely effected.

EARLY STAGE COMPANY INVESTMENTS ARE PARTICULARLY RISKY.

         Some of the companies in which the Company may acquire an interest are in the early stages of their development. Some of these companies may not have commenced material operations, and consequently, may not have any operating history upon which an evaluation of those companies can be based. the Company's business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving, as well as the problems, expenses, difficulties, complications and delays frequently encountered in connection with the investments in new business in general. If the Company is unable to effectively allocate its resources and help grow the businesses of its subsidiaries, its business, prospects and results of operations may be adversely effected.

IF EMERGENT IS UNABLE TO ASSEMBLE AND MAINTAIN THE REQUIRED KEY EMPLOYEES, ITS ABILITY TO COMPETE COULD BE HARMED.

         The Company's success is dependent on the retention and successful performance of its key personnel and the key personnel of its subsidiaries. If one or more members of the Company's management, or the management of its subsidiaries, were unable or unwilling to continue in their present positions, the Company's business, prospects and results of operations may be adversely effected. If existing management proves inadequate to the success of the Company's business plan, then the Company may be unable to find and hire additional qualified management and professional personnel to help lead it or its subsidiaries because competition for managers and professionals is extremely tight.


EMERGENT MAY BE UNABLE TO IMPLEMENT ITS INVESTMENT STRATEGY ON ACCEPTABLE TERMS.

         The Company may have difficulty acquiring additional companies that complement its business strategy at acceptable prices. This could occur for many reasons, including:

         o A failure to agree on the terms of the acquisition, such as the amount or price of an acquired interest;
         o Incompatibility between management teams of the target company and the Company;
         o        Competition from other acquirors and
         o A lack of capital on acceptable terms, or at all, to acquire an interest in the target company.

         Many of the acquiror companies with which the Company will compete for anticipated acquisitions have substantially greater financial resources than the Company. The Company's management is aggressively pursuing other acquisition and investment opportunities, although, except as disclosed herein, it does not have agreements with respect to any such opportunities. There is no assurance that any of these opportunities will materialize.

EMERGENT RECENTLY COMPLETED SIGNIFICANT ACQUISITIONS OF BUSINESSES AND TECHNOLOGIES AND EMERGENT MAY MAKE OTHER BUSINESS ACQUISITIONS IN THE FUTURE WHICH MAY BE DIFFICULT TO INTEGRATE INTO ITS EXISTING BUSINESS AND MAY DISRUPT OR NEGATIVELY IMPACT ITS BUSINESS.

         The Company recently made, and expects to continue to make investments in and acquisitions of complementary companies, technologies and assets that constitute critical aspects of its current and future business operations. If it fails to successfully integrate the operations of these companies, technologies or assets into its business, the Company may not be able to successfully execute its business strategy. Since March 31, 2001, the Company acquired Keycom, as described above.

         This and any future acquisitions may result in:

         o Difficulties in assimilating technologies, products, personnel and operations;
         o        Diversion of management's attention;
         o Entering markets in which the Company has no or limited prior experience;
         o        Loss of key employees of acquired organizations; and
         o Capital requirements in excess of what the Company currently anticipates.

         In the future, acquiring companies, assets or technologies may also require the Company to make cash payments, assume debt, incur large write-offs related to intangible assets and issue equity, that will dilute ownership of current stockholders and could result in substantial fluctuations in the Company's results of operations and the price of the Company's securities.


EMERGENT'S INTERESTS IN ITS SUBSIDIARIES IS EXPECTED TO CONTINUE TO BE HEAVILY CONCENTRATED ON THE FINANCIAL SERVICES MARKET, AND, MORE SPECIFICALLY, THE CASH-REMITTANCE MARKET AND CERTAIN ANCILLARY MARKETS.

         The success of the Company depends on the development of the financial services and cash remittance market for moderate income consumers, which is speculative and uncertain. The development of the financial service markets for moderate income consumers is in the early stages. If widespread acceptance among moderate- and low-income consumers of the Company's products and services does not develop, the Company's business, prospects and results of operations may be adversely effected.

SECURITY AND PRIVACY BREACHES IN OUR ELECTRONIC TRANSACTIONS MAY EXPOSE US TO ADDITIONAL LIABILITY AND RESULT IN THE LOSS OF CUSTOMERS, EITHER OF WHICH EVENTS COULD HARM OUR BUSINESS AND CAUSE OUR STOCK PRICE TO DECLINE.

        Any inability on our part to protect the security and privacy of our electronic transactions could have a material adverse effect on our profitability. A security or privacy breach could:

         o        expose us to additional liability;
         o increase our expenses relating to resolution of these breaches; and
         o        deter customers from using our product.

         We cannot assure you that our use of applications designed for data security will effectively counter evolving security risks or address the security and privacy concerns of existing and potential customers. Any failures in our security and privacy measures could have a material adverse effect on our business, financial condition and results of operations.

 WE COULD INCUR SUBSTANTIAL LOSSES FROM EMPLOYEE FRAUD AND, AS A RESULT, OUR BUSINESS WOULD SUFFER.

        The large volume of payments that we handle for our customers makes us vulnerable to employee fraud or other internal security breaches. We cannot assure you that our internal security systems will prevent material losses from employee fraud.

OUR PAYMENT SYSTEM MIGHT BE USED FOR ILLEGAL OR IMPROPER PURPOSES, WHICH COULD EXPOSE US TO ADDITIONAL LIABILITY AND HARM OUR BUSINESS.

        Despite measures we have taken to detect and prevent identify theft, unauthorized uses of credit cards and similar misconduct, our payment system remains susceptible to potentially illegal or improper uses. These may include illegal online gaming, fraudulent sales of goods or services, illicit sales of prescription medications or controlled substances, software and other intellectual property piracy, money laundering, bank fraud, child pornography trafficking, prohibited sales of alcoholic beverages and tobacco products and online securities fraud. Despite measures we have taken to detect and lessen the risk of this kind of conduct, we cannot assure you that these measures will succeed. Our business could suffer if customers use our system for illegal or improper purposes.

        In addition, we classify merchants who historically have experienced significant chargeback rates, such as online gaming-related service providers and online gaming merchants as "higher risk". The legal status of many of these higher risk accounts is uncertain, and if these merchants are prohibited or restricted from operating in the future, our revenue from fees generated from these accounts would decline. Proposed legislation has been introduced in the U.S. Congress to clarify that operation of an Internet gaming business violates federal law, and to prohibit payment processors from processing payments for online gaming merchants. Even if this proposed legislation is not enacted, online gaming merchants could be determined to violate existing federal and state gambling laws. In particular, the New York State Attorney General recently stated that even under current law, the processing of known gambling transactions may lead to liability for facilitating or aiding and abetting the underlying activity. If the online gaming merchants that accept PayPal are operating illegally, we could be subject to civil and criminal lawsuits, administrative action and prosecution for, among other things, money laundering or for aiding and abetting violations of law. We would lose the revenues associated with these accounts and could be subject to material penalties and fines, both of which would seriously harm our business.

OUR STATUS UNDER STATE, FEDERAL AND INTERNATIONAL FINANCIAL SERVICES REGULATION IS UNCLEAR. VIOLATION OF OR COMPLIANCE WITH PRESENT OR FUTURE REGULATION COULD BE COSTLY, EXPOSE US TO SUBSTANTIAL LIABILITY, FORCE US TO CHANGE OUR BUSINESS PRACTICES OR FORCE US TO CEASE OFFERING OUR CURRENT PRODUCT.

        We operate in an industry subject to government regulation. We currently are subject to some states' money transmitter regulations, to federal regulations in our role as transfer agent and investment adviser to the PayPal Money Market Fund, or the Fund, and to federal electronic fund transfer and money laundering regulations. In the future, we might be subjected to:

         o        state or federal banking regulations;

         o additional states' money transmitter regulations and federal money laundering regulations;
         o international banking or financial services regulations or laws governing other regulated industries; or
         o        U.S. and international regulation of Internet transactions.

        If we are found to be in violation of any current or future regulations, we could be:

         o exposed to financial liability, including substantial fines which could be imposed on a per transaction basis and disgorgement of our profits;
         o        forced to change our business practices; or
         o forced to cease doing business altogether or with the residents of one or more states or countries.

IF WE WERE FOUND SUBJECT TO OR IN VIOLATION OF ANY LAWS OR REGULATIONS GOVERNING BANKING, WE COULD BE SUBJECT TO LIABILITY AND FORCED TO CHANGE OUR BUSINESS PRACTICES.

        We believe the licensing requirements of the Office of the Comptroller of the Currency, the Federal Reserve Board and other federal or state agencies that regulate banks, bank holding companies or other types of providers of electronic commerce services do not apply to us, except for certain money transmitter licenses mentioned below. The need to comply with state laws prohibiting unauthorized banking activities could also limit our ability to enhance our services in the future.

IF WE WERE FOUND SUBJECT TO OR IN VIOLATION OF ANY LAWS OR REGULATIONS GOVERNING MONEY TRANSMITTERS, WE COULD BE SUBJECT TO LIABILITY AND FORCED TO CHANGE OUR BUSINESS PRACTICES.

        A number of states have enacted legislation regulating money transmitters. As a licensed money transmitter, we are subject to bonding requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state regulatory agencies. If our future applications were denied, or if we were found to be subject to and in violation of any money services laws or regulations, we also could be subject to liability or forced to cease doing business with residents of certain states or to change our business practices. Even if we are not forced to change our business practices, we could be required to obtain licenses or regulatory approvals that could impose a substantial cost on us.

IF WE WERE FOUND SUBJECT TO OR IN VIOLATION OF ANY LAWS OR REGULATIONS GOVERNING ELECTRONIC FUND TRANSFERS, WE COULD BE SUBJECT TO LIABILITY AND FORCED TO CHANGE OUR BUSINESS PRACTICES.

        Although there have been no definitive interpretations to date, we have assumed that our product is subject to the Electronic Fund Transfer Act and Regulation E of the Federal Reserve Board. As a result, among other things, we must provide advance disclosure of changes to our product, follow specified error resolution procedures and absorb losses from transactions not authorized by the consumer. In addition, we are subject to the financial privacy provisions of the Gramm-Leach-Bliley Act and related regulations. As a result, some customer financial information that we receive is subject to limitations on reuse and disclosure. Additionally, pending legislation at the state and federal levels may restrict further our information gathering and disclosure practices. Existing and potential future privacy laws may limit our ability to develop new products and services that make use of data gathered through our product. The provisions of these laws and related regulations are complicated, and we do not have extensive experience in complying with these laws and related regulations. Even technical violations of these laws can result in penalties of up to $1,000 assessed for each non-compliant transaction.

WE ARE SUBJECT TO LAWS AND REGULATIONS ON MONEY LAUNDERING AND REPORTING OF SUSPICIOUS ACTIVITIES THAT COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND COULD SUBJECT US TO CIVIL AND CRIMINAL LIABILITY.

        We are subject to money laundering laws and regulations that prohibit, among other things, our involvement in transferring the proceeds of criminal activities. These laws and regulations require us to operate an anti-money laundering program that contains at least the following elements: written policies and procedures (including those relating to customer identification), training for employees, designation of a compliance officer, and regular independent review of the program. Such a program must be in place by July 24, 2002. We have adopted a program to comply with these regulations, but any errors or failure to implement the program properly could lead to lawsuits, administrative action, fine and/or prosecution by the government. We are also subject to regulations that require us to report suspicious activities involving transactions of $2,000 or more and to obtain and keep more detailed records on the senders and recipients in transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Future regulations under the USA Patriot Act may require us to revise the procedures we take to verify the identity of our customers and to monitor more closely international transactions. These regulations could impose significant costs on us or make it more difficult for new customers to join our network. We could be required to learn more about our customers before opening an account, to obtain additional verification of international customers, or to monitor our customers' activities more closely. These requirements could raise our costs significantly and reduce the attractiveness of our product. Failure to comply with federal and state money laundering laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets.

        Even if we comply with these laws, federal and state law enforcement agencies could seize customer funds that are proceeds of unlawful activity, which could result in adverse publicity for us and affect our business adversely. Some online casinos may use our product to accept and make payments. If these casinos are operating illegally, we may be subject to civil or criminal prosecution for numerous laws, including but not limited to money laundering laws. In addition, future regulation in this area is likely, and we cannot predict how such regulation would affect us. Complying with such regulation could be expensive or require us to change the way we operate our business.

OUR STATUS UNDER BANKING OR FINANCIAL SERVICES LAWS OR OTHER LAWS IN COUNTRIES OUTSIDE THE U.S. IS UNCLEAR. THE COST OF OBTAINING ANY REQUIRED LICENSES OR REGULATORY APPROVALS IN THESE COUNTRIES COULD AFFECT OUR FUTURE PROFITABILITY.

        We intend to offer our product to customers outside the U.S. In these countries, it is not clear whether, in order to provide our product in compliance with local law, we need to be regulated as a bank or financial institution or otherwise. If we were found to be subject to and in violation of any foreign laws or regulations, we could be subject to liability, forced to change our business practices or forced to suspend operations in one or more countries. Alternatively, we could be required to obtain licenses or regulatory approvals that could impose a substantial cost on us and involve considerable delay to the provision or development of our product. Implementation of our plans to enhance the attractiveness of our product for international customers, in particular our plans to offer customers the ability to transact business in major currencies in addition to the U.S. dollar, will increase the risks that we could be found in violation of laws or regulations in countries outside the U.S.

WE RELY ON FINANCIAL INSTITUTIONS, INCLUDING SEVERAL CURRENT OR POTENTIAL COMPETITORS, TO PROCESS OUR PAYMENT TRANSACTIONS. SHOULD ANY OF THESE INSTITUTIONS DECIDE TO STOP PROCESSING OUR PAYMENT TRANSACTIONS, OUR BUSINESS COULD SUFFER.

        Because we are not a bank, we cannot belong to and directly access the credit card associations or the ACH payment network. As a result, we must rely on banks or their independent service operators to process our transactions.

FINET, a division of Bank One, currently processes our ACH transactions. We intend to process creit card payments through Allied Irish Bank, pursuant to a contract with Global Collect and Atlantic Payment, a vendor. If we could not obtain these processing services on acceptable terms from these sources or elsewhere, and if we could not switch to another processor quickly and smoothly, our business could suffer materially.

INABILITY OF EMERGENT TO PROTECT INTELLECTUAL PROPERTY COULD IMPEDE GROWTH AND VALUE.

         Some of the Company's subsidiaries may be unable to protect their proprietary rights and may infringe on the proprietary rights of others. In addition, effective patent, copyright and trademark protection may be unenforceable or limited in certain countries. Any infringement on the intellectual property rights of others, or any infringement on the Company's intellectual property, could cause the Company's business, prospects and results of operations to be adversely effected.

TECHNOLOGICAL AND EQUIPMENT BREAKDOWNS COULD INTERRUPT AND ADVERSELY EFFECT EMERGENT'S BUSINESSES.

         Some of the Company's businesses depend on the efficient and uninterrupted operation of their computer and communications hardware systems and related software. Any system interruptions could cause the Company's business, prospects and results of operations to be adversely effected. Interruptions could result from natural disasters as well as power loss, telecommunications failure, violations of physical and electronic security measures, and similar events.

 Capacity limits on some of the Company's technology, transaction processing systems and network hardware and software may be difficult to project and they may not be able to expand and upgrade their systems to meet increased use. As the Company's customer base begins to increase, they must expand and upgrade their technology, transaction processing systems and network hardware and software. the Company may be unable to accurately project the rate of increase in demand for their goods and services. In addition, the Company may not be able to expand and upgrade its systems and network hardware and software capabilities to accommodate an increased customer base, and the operations and processes of the Company may be disrupted.

THE COMPANY'S UNISSUED PREFERRED STOCK MAY DETER POTENTIAL ACQUISITION BIDS FOR EMERGENT'S BUSINESS, INCLUDING BIDS THAT MAY BE BENEFICIAL TO SHAREHOLDERS.

         The Company's amended and restated certificate of incorporation permits its board of directors to issue up to 25,000,000 shares of preferred stock in one or more series. The board of directors can fix the number of shares of each class and the voting rights, preferences, limitations and special rights, if any, without any further vote or action by the Company's stockholders. The issuance of shares of preferred stock without further action by the Company's stockholders may delay or prevent a change in control transaction. The issuance of shares of preferred stock may adversely affect shares of Common Stock held by current shareholders.

DELAWARE LAW MAY DETER POTENTIAL ACQUISITION BIDS FOR ITS BUSINESS, INCLUDING BIDS WHICH MAY BE BENEFICIAL TO SHAREHOLDERS.

         Delaware law may deter potential bidders for the Company's business. the Company is subject to the anti-takeover provisions of the Delaware General Corporation Law, which regulates corporate acquisitions. Delaware law prevents the Company from engaging in a business combination with any interested stockholder for three years following the date that the stockholder became an interested stockholder. For purposes of Delaware law, a business combination includes a merger or consolidation involving the Company and the interested stockholder and the sale of more than 10% of the Company's assets. In general, Delaware law defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of a corporation and any entity or person affiliated with, controlling or controlled by such entity or person. Under Delaware law, a Delaware corporation may opt out of the anti-takeover provisions. the Company does not intend to opt out of these anti-takeover provisions.

CERTAIN OF THE COMPANY'S PREVIOUS ACQUISITIONS WERE ACQUIRED FROM AFFILIATED PARTIES AND AS A RESULT WERE NOT THE RESULT OF ARMS-LENGTH NEGOTIATIONS.

         Several of the members of the Company's management team, namely, Harry Weitzel, former Chairman and Chief Executive Officer, Jason Galanis, Director, President and Chief Executive Officer, and former Chief Operating Officer, and Dr. Rory Knight, a former director of the Company were principals of Thesseus International Asset Fund, NV ("Thesseus"), the entity from which the Company acquired its interests in EAL, eCard Solutions and InfoBase. In addition, Michael Bodnar was the CFO of Thesseus and was a director of a subsidiary of Thesseus. CASA was acquired from K. Washington-Galanis Investments, LLC, a company controlled by Jason Galanis and Kevin Washington, an Executive Vice President and director of the Company. Therefore, the transactions were not the result of arms-length negotiations and the related agreements may include terms and conditions that may be more or less favorable to the Company than terms contained in similar agreements negotiated with third parties.

A SIGNIFICANT PORTION OF EMERGENT'S OUTSTANDING COMMON STOCK AND ALL OF THE SHARES OF PREFERRED STOCK ARE OWNED BY CERTAIN MEMBERS OF MANAGEMENT AND THEIR AFFILIATES.

         Certain members of management of the Company, indirectly through Thesseus, own or control, 100% of the outstanding Series A preferred stock of the Company. As of March 31, 2002, management beneficially owned approximately 19.7% of the Company's capital stock (on a fully-diluted basis). See "Security Ownership of Certain Beneficial Owners and Management." Together this person has sufficient voting power to control the outcome of all corporate matters submitted to the vote of shareholders, including the election of directors, changes in the size and composition of the Board of Directors, mergers, tender offers and open-market purchase programs that could give shareholders of the Company the opportunity to realize a premium over the then-prevailing market price for their shares. In addition, the concentration of ownership in this entity and its affiliates could have the effect of delaying or preventing a change in control of the Company and may affect the market price of the Common Stock.

EMERGENT DOES NOT INTEND TO PAY CASH DIVIDENDS FOR THE FORESEEABLE FUTURE.

         The Company has never declared or paid any cash dividends on its Common Stock. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 7.   FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Auditor's Report..................................... F-1

Consolidated Balance Sheet................................................. F-2

Consolidated Statements of Operations...................................... F-3

Consolidated Statements of Stockholders' Equity (Deficiency)............... F-4

Consolidated Statements of Cash Flows.....................................F-5-6

Notes to Consolidated Financial Statements................................F-7-34

                            EGX FUNDS TRANSFER, INC.
                                AND SUBSIDIARIES
                      (F/K/A EMERGENT FINANCIAL GROUP, INC.
                                AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2002 AND 2001

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)



                                    Contents
                                    --------



                                                                        Page(s)
                                                                        -------
Independent Auditors' Report                                             F-1

Consolidated Balance Sheet                                               F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)  F-4

Consolidated Statements of Cash Flows                                 F-5 - F-6

Notes to Consolidated Financial Statements                            F-7 - F-34

                          Independent Auditors' Report
                          ----------------------------



To the Board of Directors of:
    EGX Funds Transfer, Inc. and Subsidiaries
    (F/K/A Emergent Financial Group, Inc. and Subsidiaries)


We have audited the accompanying consolidated balance sheet of EGX Funds Transfer, Inc. and Subsidiaries (F/K/A Emergent Financial Group, Inc. and Subsidiaries) (a development stage company) as of March 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of March 31, 2001 were audited by other auditors whose report dated August 10, 2001 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of EGX Funds Transfer, Inc. and Subsidiaries (F/K/A Emergent Financial Group, Inc. and Subsidiaries) (a development stage company) as of March 31, 2002, and the results of its operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a deficit accumulated during development stage from July 18, 2001 (inception of development stage) to March 31, 2002 of $27,182,323, a net loss in 2002 of $27,596,671, cash used in operations of $1,033,992 during 2002, a working capital deficit of $4,033,481 at March 31, 2002 and is in default on certain loans and notes payable, which raises substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SALBERG & COMPANY, P.A.
Boca Raton, Florida
July 12, 2002


                            EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
                     (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                                  (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED BALANCE SHEET
                                         MARCH 31, 2002
                                         --------------

                                              ASSETS
                                              ------
CURRENT ASSETS
Cash                                                                                    $      4,245
                                                                                        -------------
TOTAL CURRENT ASSETS                                                                           4,245
                                                                                        -------------

PROPERTY AND EQUIPMENT, NET                                                                   96,208
                                                                                        -------------

OTHER ASSETS
Software rights and systems, net                                                           1,000,000
Deposits and other assets                                                                     13,814
                                                                                        -------------
TOTAL OTHER ASSETS                                                                         1,013,814
                                                                                        -------------

TOTAL ASSETS                                                                            $  1,114,267
                                                                                        =============


                             LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                             ----------------------------------------

CURRENT LIABILITIES
Loans, notes and convertible notes payable, relates parties                             $  1,324,355
Notes payable                                                                                701,570
Accounts payable                                                                           1,457,318
Accrued expenses and other liabilities                                                       554,483
                                                                                        -------------
TOTAL CURRENT LIABILITIES                                                                  4,037,726
                                                                                        -------------

Redeemable Series A Preferred Stock, convertible and voting, 8,500,000 authorized,
   8,500,000 issued and outstanding (Redemption value, $7,746,305)                         7,746,305
Redeemable Series E Preferred stock, convertible and non-voting, 250,000 authorized,
   250,000 issued and outstanding (Redemption value, $25,000,000)                         25,000,000

STOCKHOLDERS' DEFICIENCY
Preferred stock, 25,000,000 shares authorized, $.001 par value
    Series C, $0.001 par value, none issued and outstanding                                       --
    Series D, non-voting, convertible, $0.001 par value, 1,300 issued and outstanding
   (liquidation value, $1,388,952)                                                                 1
Common stock, $0.001 par value, 300,000,000 shares authorized,
  1,614,193 issued and outstanding                                                             1,614
Common stock, Class 144A, $0.001 par value, 150,000,000 shares authorized,
  150,000,000 issued, none outstanding                                                            --

Additional paid-in capital                                                                14,188,319
Accumulated deficit ($27,023,156 since July 18, 2001 (Inception of
  Development Stage))                                                                    (49,859,698)
                                                                                        -------------
TOTAL STOCKHOLDERS' DEFICIENCY                                                           (35,669,764)
                                                                                        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          $  1,114,267
                                                                                        =============

                   See accompanying notes to consolidated financial statements.


                                 EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
                          (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                          MARCH 31, 2002 AND 2001
                                          -----------------------
                                                                                           From July 18, 2001
                                                                                             (Inception of
                                                                                            Development Stage)
                                                                 2002            2001        to March 31, 2002
                                                             -------------   -------------     -------------
REVENUES                                                     $     24,103    $         --      $     24,103
                                                             -------------   -------------     -------------
OPERATING EXPENSES
Compensation                                                      318,174              --           318,174
Consulting                                                        538,072              --           538,072
Bad debt                                                          436,102              --           436,102
Depreciation                                                       96,930              --            96,930
Software amortization                                           2,272,626              --         2,272,626
Impairment loss                                                23,238,660              --        23,238,660
General and administration                                        447,441              --           447,441
Write-off investment in eCard                                          --         813,885                --
                                                             -------------   -------------     -------------
TOTAL OPERATING EXPENSES                                       27,348,005         813,885        27,348,005
                                                             -------------   -------------     -------------

LOSS FROM OPERATIONS                                          (27,323,902)       (813,885)      (27,323,902)
                                                             -------------   -------------     -------------

OTHER INCOME (EXPENSE)
Foreign exchange transaction gain                                   2,344              --             2,344
Interest income                                                     2,301              --             2,301
Interest expense                                                 (374,590)       (367,098)         (374,590)
                                                             -------------   -------------     -------------
TOTAL OTHER INCOME (EXPENSE), NET                                (369,945)       (367,098)         (369,945)
                                                             -------------   -------------     -------------

LOSS FROM CONTINUING OPERATIONS BEFORE EQUITY IN LOSSES IN
   INVESTEE                                                  $(27,693,847)   $ (1,180,983)     $(27,693,847)
                                                             -------------   -------------     -------------

EQUITY IN LOSSES OF INVESTEE                                           --      (5,713,110)               --
                                                             -------------   -------------     -------------

LOSS FROM CONTINUING OPERATIONS                               (27,693,847)     (6,894,093)      (27,693,847)
                                                             -------------   -------------     -------------

DISCONTINUED OPERATIONS
Loss from discontinued operations                                (414,348)    (13,130,428)               --
Gain (loss) on disposal                                           511,524              --           511,524
                                                             -------------   -------------     -------------
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS                   97,176     (13,130,428)          511,524
                                                             -------------   -------------     -------------

Net Loss                                                      (27,596,671)    (20,024,521)      (27,182,323)
                                                             -------------   -------------     -------------

Constructive Dividend on Preferred Series A                    (1,153,811)             --        (1,153,811)
                                                             -------------   -------------     -------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                    $(28,750,482)   $(20,024,521)     $(28,336,134)
                                                             =============   =============     =============

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON
   STOCKHOLDERS
Loss from continuing operations                              $     (32.17)   $  (4,284.71)     $     (22.76)
Income (Loss) from discontinued operations                           0.11       (8,160.61)             0.40
                                                             -------------   -------------     -------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                    $     (32.06)   $ (12,445.32)     $     (22.36)
                                                             =============   =============     =============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING             896,780           1,609         1,267,353
                                                             =============   =============     =============

                   See accompanying notes to consolidated financial statements.


                                              EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
                                       (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                                                    (A DEVELOPMENT STAGE COMPANY)
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                       MARCH 31, 2002 AND 2001
                                                       -----------------------



                                                                     Value of    Value of
                                                                     Preferred    Common
                                                                      Shares      Shares
                              Preferred Stock       Common Stock      to be       to be     Additional
                           -------------------- ------------------  Authorized  Authorized    Paid-in     Accumulated
                             Shares     Amount    Shares   Amount   and Issued  and Issued    Capital       Deficit        Total
                           ----------- -------- ---------- ------- ------------  --------  ------------- ------------- -------------
Balance, March 31, 2000            --  $    --      1,401  $    1  $ 6,592,494   $ 2,000   $  7,026,526  $ (1,084,695) $ 12,536,326
Preferred Stock Series A
   issued for acquisition   8,500,000    8,500        159      --   (6,592,494)   (2,000)     6,585,994            --            --
Reclassify Preferred Stock
Stockholder loan converted
   to Preferred Series B
   stock                    1,000,000    1,000         --      --           --        --        999,000            --     1,000,000
Retire common stock                --       --        (24)     --           --        --            (10)           --           (10)
Stock issued for services          --       --        397       1           --        --        399,999            --       400,000
Issued Series D Preferred
   Stock                        1,300        1         --      --           --        --        500,009            --       500,010
Stock issued for services          --       --        230       1           --        --        231,999            --       232,000
Net Loss, 2001                     --       --         --      --           --        --             --   (20,024,521)  (20,024,521)
                           ----------- -------- ---------- ------- ------------  --------  ------------- ------------- -------------
Balance, March 31, 2001     9,501,300    9,501      2,163       3           --        --     15,743,517   (21,109,216)   (5,356,195)
Stock issues for cash              --       --    404,763     404           --        --        849,596            --       850,000
   Series A to temporary
   equity                  (8,500,000)  (8,500)        --      --           --        --     (6,583,994)           --    (6,592,494)
Preferred Series A
   modification                    --       --    214,286     214           --        --         99,786            --       100,000
Conversion of Series B
   Preferred Stock and
   dividends               (1,000,000)  (1,000)   373,838     374           --        --            626            --            --
Conversion of portion of
   note payable                    --       --     48,095      48           --        --        100,952            --       101,000
Conversion of note payable
   and accrued interest            --       --    166,667     167           --        --        362,636            --       362,803
Common stock issued for
   services                        --       --     71,429      71           --        --        149,929            --       150,000
Conversion of debt                 --       --    332,919     333           --        --      1,164,885            --     1,165,218
Warrants issued as
   conversion inducement           --       --         --      --           --        --      2,300,386            --     2,300,386
Fractional share adjustment        --       --         33      --           --        --             --            --            --
Net Loss, 2002                     --       --         --      --           --        --             --   (27,596,671)  (27,596,671)
Constructive dividend              --       --         --      --           --        --             --    (1,153,811)   (1,153,811)
                           ----------- -------- ---------- ------- ------------  --------  ------------- ------------- -------------
BALANCE, MARCH 31, 2002         1,300  $     1  1,614,193  $1,614           --        --   $ 14,188,319  $(49,859,698) $(35,669,764)
                           =========== ======== ========== ======= ============  ========  ============= ============= =============

                                     See accompanying notes to consolidated financial statements.

                                                                 F-4

                                           EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
                                    (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                                                 (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    MARCH 31, 2002 AND 2001
                                                    -----------------------
                                                                                                                 From July 18,
                                                                                                                2001 (Inception
                                                                                                                of Development
                                                                                                                   Stage) to
                                                                               2002               2001          March 31, 2002
                                                                           -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(27,596,671)      $(20,024,521)      $(27,182,323)
Adjustments to reconcile net loss to net cash used in
    operating activities:
Depreciation                                                                     96,930                 --             96,930
Software amortization                                                         2,272,626                 --          2,272,626
Bad debt                                                                        462,801                 --            100,500
Gain on debt conversion                                                      (2,984,507)                --         (2,984,507)
Impairment loss                                                              23,238,660                 --         23,238,660
Stock issued for services                                                       150,000            632,000            150,000
Warrants issued as inducement to convert                                      2,300,386                 --          2,300,386
Write-off of intellectual capital                                                    --              2,000                 --
Write-off of investment in eCard                                                     --            813,885                 --
Write-off of investment in InfoBase                                                  --            226,466                 --
Write-off of investment in Eikos Acquisition Limited                                 --          6,107,994
Write-off of ThemeWare note receivable                                               --          3,791,524                 --
Write-off of Graphics Technology note receivable                                     --            587,140                 --
Equity losses                                                                        --          5,854,435                 --
Changes in operating assets and liabilities:
(Increase) decrease in:
Interest receivable                                                                  --           (181,664)                --
Prepaid assets                                                                   66,161             35,651             66,161
Deposits                                                                         19,979            150,000             19,979
Increase (decrease) in:
Accounts payable, accrued and other liabilities                                 969,643            839,626            905,295
                                                                           -------------      -------------      -------------
NET CASH USED IN OPERATING ACTIVITIES                                        (1,003,992)        (1,165,464)        (1,016,293)
                                                                           -------------      -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to ThemeWare                                                          (393,556)                --            (31,255)
Purchase of property and equipment                                             (115,016)                --           (115,016)
Purchase of Key Com, Inc.                                                    (1,000,000)                --           (850,000)
Notes receivable                                                                     --         (4,197,000)                --
Cash acquired from Key Com                                                       50,588                 --             50,588
Loan repayments from related parties                                             81,053                 --             81,053
Distribution from Eikos Acquisition Limited                                          --            337,500                 --
                                                                           -------------      -------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                                        (1,376,931)        (3,859,500)          (864,630)
                                                                           -------------      -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issuance                                             950,000                 --            800,000
Issuance of preferred shares                                                         --          1,500,000                 --
Notes payable, Starfish Group, LLC                                                   --          3,585,348                 --
Loan proceeds from related parties, net                                       1,193,168                 --          1,193,168
Loan proceeds                                                                   350,000                 --                 --
Loan repayments                                                                (108,000)                --           (108,000)
Advances from related parties, net                                                   --             (7,648)                --
Notes payable                                                                        --            (63,430)                --
                                                                           -------------      -------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     2,385,168          5,014,270          1,885,168
                                                                           -------------      -------------      -------------


                                           EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
                                    (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                                                 (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    MARCH 31, 2002 AND 2001
                                                    -----------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              4,245            (10,694)             4,245

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     --             10,694                 --
                                                                           -------------      -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      4,245       $         --       $      4,245
                                                                           =============      =============      =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

CASH PAID DURING THE YEAR FOR:
Interest                                                                   $     18,998       $         --       $     18,998
                                                                           -------------      -------------      -------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------

Common stock issued for services                                           $    150,000       $    632,000       $    150,000
Conversion of stockholder loan to preferred stock                          $         --       $  1,000,000       $         --
Conversion of preferred stock to common stock                              $      1,000       $         --       $      1,000
Conversion of debt to common stock                                         $  4,512,527       $         --       $  4,512,527
Conversion of officer note to common stock                                 $    101,000       $         --       $    101,000

The Company purchased all of the common stock of Key Com, Inc. for $1,000,000 cash, Preferred Series E stock valued at $25,000,000 and a fee of common shares valued at $150,000 in conjunction with the acquisition the following liabilities were assumed:

Fair value of assets acquired                      $ 26,813,335
Less liabilities assumed and cash acquired             (713,923)
                                                   -------------
Acquisition, net of cash acquired                  $ 26,099,412
                                                   =============


                                  See accompanying notes to consolidated financial statements.

                                                              F-6

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


NOTE 1   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------

         (A) NATURE OF BUSINESS

         EGX Funds Transfer, Inc. and Subsidiaries (F/K/A Emergent Financial Group, Inc. and Subsidiaries) (the "Company") was incorporated in Delaware in May 1994. On July 18, 2001, substantial operations were discontinued. At July 18, 2001, the Company is considered to have initiated a new development stage. (See Note 9)

         In June 2002, the Company changed its name to EGX Funds Transfer, Inc.

         The Company is a holding company with a primary subsidiary engaged in electronic data processing of financial transactions. The Company has two primary lines of business principally conducted through its wholly owned subsidiary, Key Com Holdings, Inc. ("Key Com") oriented around proprietary software and systems trademarked as XTRAN. XTRAN is used to centrally manage financial transactions initiated principally through Point of Sale ("POS") terminal devices, and other automatic devices such as kiosks or ATMs. The systems increase the terminal functionality by processing various additional specialized financial transactions in addition to traditional credit and debit payments. The two primary systems permit the real-time transfer of monetary funds internationally ("wires"), commonly referred to as Family Remittances and the real-time electronic distribution of pre-paid telephony and Internet services - Electronic Prepaid. The business plan of management is to become a global provider of innovative transaction data processing services. Accordingly, the Company set out to develop a payment system combining the pervasiveness of credit card terminals with the existing financial system infrastructure- the Automated Clearing House, or "ACH," and the credit card networks and the ATM/debit card networks. The Company's systems are designed to take advantage of the reliability of modern electronic payment infrastructure and global telecommunications networks.

         The Company derives its revenues primarily from fees charged and collected from customers at the time its service is delivered.

         Activities during the new development stage include fundraising, creation of new corporate infrastructure and negotiations of potential operating agreements and affiliations.

         (B) PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Shanecy Holdings, Inc. ("SHI"), Eikos Acquisition Limited ("EAL") (for fiscal 2001 only through the foreclosure date - See Note 4 (E)) and CASA@Home, Inc. ("CASA"), and its active subsidiary Key Com Holdings, Inc. ("Key Com"). All material intercompany balances and transactions have been eliminated in consolidation.

         (C) FOREIGN CURRENCY TRANSACTIONS

         Monetary items denominated in a foreign currency are translated into United States dollars, the Company's functional currency, at exchange rates in effect at the balance sheet date, and non-monetary items are translated at rates of exchange in effect when the assets were acquired or obligations incurred. Revenues and expenses are translated at rates in effect at the time of the transactions. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         (D) USE OF ESTIMATES

         In preparing consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reported period. Actual results may differ from these estimates.

         (E) CASH EQUIVALENTS

         For the purpose of the consolidated cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (F) CONCENTRATION OF CREDIT RISK

         The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At March 31, 2002, the Company had no deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2002.

         (G) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of five years.

         (H) SOFTWARE DEVELOPMENT COSTS

         In accordance with EITF Issue No. 00-2, the Company accounts for its XTRAN software since the Key Com, Inc. acquisition date in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").

         SOP 98-1 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage. The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

         (I) INTANGIBLES

         Intangibles are carried at cost less accumulated amortization. The cost of other identified intangibles are primarily software and systems at March 31, 2002, being amortized on a straight-line basis over three years. The Company implemented Statement of Financial Accounting Standards 142 on April 1, 2002. (See Notes 1(H) and 3)

         (J) LONG-LIVED ASSETS

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized. (See Note 3)

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         (K) ADVERTISING

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.

         (L) STOCK-BASED COMPENSATION

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which permits entities to provide pro forma net income
         (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

         The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

         (M) REVENUE RECOGNITION

         The Company's subsidiary, Key Com, earns transaction fees from processing wire transfer transactions. Revenue resulting from these transactions is recognized at the gross fee amount as transactions are completed.

         (N) COST OF SALES

         Transaction processing expenses consist primarily of third party transaction fees to Automatic Clearing House ("ACH"), paying agents and merchants, which are recorded as a cost of sales.

         (O) REPORTING GAINS AND LOSSES FROM EXTINGUISHMENT OF DEBT

         The Company reports any gains or losses from conversion of debt to equity in accordance with Statement of Financial Standards ("SFAS") No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The statement specifies that gains and losses in the current year from extinguishments of debt, other than to meet sinking fund requirements, shall be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. The standard also provides that a description of the extinguishment transaction, the income tax effect, and the per share amount of the aggregate gain or loss net of the tax effect be disclosed in the financial statements. Gains and losses reported under this standard are not immediately impacted by income taxes given the Company's current net operating loss position for tax purposes. The future tax benefit of a net operating loss would be reduced by the amount of a net gain.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         (P) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment, date.

         (Q) NET LOSS PER COMMON SHARE

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. The assumed exercise of common stock equivalents was not utilized since the effect was antidilutive. At March 31, 2002, there were 1,102,419 common stock warrants outstanding, which may dilute future earnings per share. (See Note 11)

         (R) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term financial instruments, including accounts payable and accrued liabilities, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

         (S) RECENT ACCOUNTING PRONOUNCEMENTS

         Statement No. 141 "Business Combinations" ("SFAS 141") establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The Company adopted this pronouncement on July 1, 2001 and accounted for the acquisition of Key Com accordingly.

         Statement No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") provides new guidance concerning the initial accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill, regardless of how acquired, should be accounted for subsequent to their initial recognition. Generally,

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The Company believes that the implementation of SFAS 142 on April 1, 2003 will not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS 145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded. Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of 1980. Because the transaction has been competed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transaction that has similar economic effects. The Company believes that the implementation of SFAS 142 on April 1, 2003 will not have a material effect on the Company's financial position, results of operations or liquidity.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         (T) RECLASSIFICATIONS

         Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

NOTE 2   GOING CONCERN
----------------------

As reflected in the accompanying consolidated financial statements, the Company has a deficit accumulated since July 18, 2001 (inception of development stage) to March 31, 2002 of $27,182,323, a net loss in 2002 of $27,596,671, cash used in operations of $1,033,992 during 2002, and a working capital deficit of $4,033,481 at March 31, 2002. The Company is also in default on certain loans and notes. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate further revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company completed a private placement of new common shares in early July 2002 (see Note 17). Management is in continuing discussions with investment banking firms and lending institutions to obtain traditional equity and debt financing. Based upon the funds already received in July plus anticipated funding, management believes there are sufficient monies available to implement the Company's business model and to generate the level of revenues necessary to provide the opportunity for the Company to continue as a going concern.

NOTE 3   BUSINESS COMBINATIONS
------------------------------

On September 26, 2001, (the "Acquisition Date") the Company acquired 15,000,000 common shares or 100% of Key Com, Inc. voting common stock by merging Key Com, Inc into a wholly owned subsidiary of the company, Key Com Holdings, Inc. Key Com, Inc. developed the XTRAN point-of-sale system used for international wire transfers. The Company acquired Key Com pursuant to its change in business strategy to enter the market of electronically driven financial services. (See
Note 9) Under the terms of the agreement, the Company issued 250,000 shares of Series E Preferred Stock (See Note 11) with a stated value of $100 per share, or $25,000,000 in securities, and paid $1,000,000 in cash. The Company used the stated value as the value of the Series E Preferred Stock since the seller of Key Com, Inc. held a put option to sell all 250,000 Series E preferred shares back to the Company for $25,000,000. (See Note 11(E)) In addition, 71,428 common shares valued at $150,000 ($2.10 per share based on contemporaneous issuances for cash) were issued to a third party as a fee relating to the transaction. The aggregate purchase price was $26,150,000. The merger was accounted for under the purchase accounting method. The purchase price was allocated among the identifiable tangible assets based on the estimated fair market value of those assets at the Acquisition Date and the excess of the purchase price over the fair value of net assets acquired totaling $25,702,989 was allocated primarily to the XTRAN software technology that had reached technological feasibility and to identifiable contracts and relationships all reflected on the balance sheet as Software Rights and Systems. (See Note 6) All common stock options held by various investors of Key Com, Inc. were not converted to stock options of the Company since they were contingent on Key Com, Inc. filing a registration statement with the Securities and Exchange Commission, which will not happen as a result of the acquisition.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


The estimated fair market value of the assets acquired and liabilities assumed at the Acquisition Date was as follows:

Cash                                                     $     50,588
Prepaid assets and other                                       94,978
Loans receivable                                               40,245
Deferred cost                                                 312,500
Deposits                                                       33,793
Property and equipment                                        283,227
Software and systems                                       25,998,004
Accounts payable and accrued liabilities                     (180,335)
Loans                                                        (483,000)
                                                         -------------
                                                         $ 26,150,000
                                                         =============

The accompanying consolidated financial statements include the operations of Key Com, Inc. from the acquisition date.

Pursuant to SFAS 142, the software and systems is being amortized over three years. Amortization from September 26, 2001 through March 31, 2002 was $2,272,626. (See Note 6)

The following unaudited pro forma information for the Company gives effect to the Key Com, Inc. acquisition as if it had occurred on April 1, 2000:

                                                 2002              2001
                                            ---------------  ---------------
Revenues                                    $       45,417   $      214,155
Net Loss                                    $  (28,672,795)  $  (21,145,377)
Net loss per share                          $       (31.97)  $   (13,141.94)

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the result of operations which actually would have resulted had the acquisition occurred on the date indicated or which may result in the future.

NOTE 4   INVESTMENTS AND IMPAIRMENT
-----------------------------------

         (A) KEY COM HOLDINGS, INC.

         On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with Key Com, Inc. the Company invested $750,000 of the proceeds obtained from the sale of common stock to acquire $750,000 Zero-Coupon Participating Convertible Debt Certificates from Key Com, Inc. The Debt Certificates entitle the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity. Since, Key Com, Inc. was acquired by the Company (See Note 3); this investment is eliminated in consolidation.

         (B) ECARD SOLUTIONS, INC.  PREFERRED STOCK INVESTMENT IMPAIRMENT

         On January 18, 2000, the Company acquired, through its wholly owned subsidiary, 400 preferred shares in eCard Solutions, Inc. ("eCard"), convertible into 40% of the common stock of eCard.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         In a recapitalization effected on March 13, 2000, eCard created two separate series (A and B) of preferred shares. The 400 shares purchased on January 18, 2000 were reclassified, as Series A preferred shares. The Company subscribed to 1,000,000 Series B preferred shares in eCard for $1,000,000, to be paid in four equal installments. A $750,000 remained as a note payable at March 31, 2000. On May 24, 2000, eCard delivered the Company a notice of default on its obligation. As at March 31, 2001, none of the remaining installment payments on the note have been made and the shares and initial investment are subject to forfeiture under the Company's agreement with eCard. The Company wrote-off the $250,000 investment net of the unpaid balance of the note at March 31, 2001.

         In addition, Management determined that the carrying value of the eCard Series A Preferred Stock was impaired and recorded a write-down of $563,886 as of March 31, 2001. eCard's primary asset is it's investment in Junum Series C Preferred Stock. The Company believes that the future value, if any, of the Junum Series C, Preferred stock is not determinable.

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

         (C) THEMEWARE INVESTMENT IMPAIRMENT

         The Company advanced $393,556 through December 31, 2001 for combined total advances of $4,020,556 to ThemeWare. In return, ThemeWare executed a promissory note in favor of the Company. The note bears interest at 8%, with both principal and interest payable on demand. The operations of ThemeWare were discontinued as of December 31, 2001 and, as a result, the Company no longer has reasonable assurance that the ThemeWare investment will be recoverable. As a result, the Company has determined that no additional advances should be made to ThemeWare, and that the Company's note receivable should be written off. Accordingly, the principal of the note in the amount of $393,556 plus accumulated interest of $2,301 as of December 31, 2001 has been written off and included in bad debt expense. The principal of $3,627,000 plus accumulated interest of $164,524 was written off at year-end March 31, 2001 and is included in the accompanying consolidated financial statements in loss from discontinued operations.

         (D) INFOBASE INVESTMENT IMPAIRMENT

         The Company owns 4,900 preferred shares in InfoBase Direct Marketing Services, Inc. ("InfoBase") convertible into a 49% participating interest. InfoBase provides marketing services for credit card companies. The Company accounts for this investment under the equity method.

         At June 30, 2000, the carrying value of the investment in InfoBase was $226,466. InfoBase's ability to carry out its business plan is dependent on receiving additional investments from the Company. During the third quarter of fiscal 2001, management decided that no additional investment should be made in InfoBase. As a result, the Company has written off the investment in fiscal 2001 at the June 2000 carrying value. In addition, the Company carried in its accounts receivable $53,190 that was due from an officer of InfoBase. It was determined that the receivable is uncollectible and it was also written off in 2001. The write-off amounts are included in loss from discontinued operations.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         (E) EIKOS ACQUISITION LIMITED INVESTMENT IMPAIRMENT

         The Company owned a 49.5% interest in Eikos, a company involved in the debt recovery business. The investment was accounted for under the equity method.

         The Company was in default on certain debt obligations in 2001. The notes were secured by a first lien on the assets of the Company including its wholly owned subsidiary, Eikos Acquisition Limited, ("EAL"). On February 17, 2001, the creditor exercised its rights pursuant to the note to foreclose on the collateral, that being, all of the Company's rights title and interest in the shares of common stock in Eikos Acquisition Limited.

         A public sale was conducted and the shares were purchased for $500,000 in satisfaction of the indebtness. As a result, the Company has written off the investment in EAL in the amount of $6,107,994 as of March 31, 2001. The amount is included in loss from discontinued operations.

         (F) GRAPHICS TECHNOLOGY, INC. ("GTIX") INVESTMENT IMPAIRMENT

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

         On December 20, 2000, GTIX filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, District of Minnesota, in order to facilitate restructuring its business. The Company is a first position creditor in the reorganization proceeding and is currently discussing with GTIX various options with regard to its restructuring so as to protect the Company's advances and facilitate GTIX's transition into a business-to-business wholesale technology provider.

         During the fourth quarter of fiscal 2001, the Company determined that GTIX's various restructuring options were unlikely to result in any material recovery for the Company and so the recovery of the Company's advances were no longer assured. Therefore, the Company has written-off the note receivable. Additionally, the Company carries in its Interest Receivable $17,140 as of March 31, 2001. It has also been determined that the receivable is uncollectible and it has been written off in 2001.

         (G) INVESTMENT IN CASA@HOME.COM, INC. ("CASA") IMPAIRMENT

         In November 1999, the Company agreed with K. Washington-Galanis Investments, LLC ("WGI"), a private investment entity controlled by a Company director and a shareholder, to acquire 100% of CASA for 158 common shares (as adjusted for the stock splits) of the Company. The

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------

         shares were issued to 19 investors represented by WGI. The sole asset of CASA at the date of acquisition was certain intellectual capital and a business plan for an Internet-based provider of services. The Company carried this asset at the par value of the shares issued, which represents the cost base of the former owners. The ability of CASA to implement its business plan is dependent on receiving additional investment from the Company. The Company has been unable to raise sufficient funds to invest in CASA and, to date; it has been unable to implement its plan. Since the Company cannot be certain whether it will be able to raise sufficient funds to permit CASA to implement its business plan, during the third quarter of fiscal 2001 it was determined to write off this investment.

         (H) IMPAIRMENT OF SOFTWARE RIGHTS AND SYSTEMS

         During 2002, the Company recognized an impairment loss on Software Rights and Systems. (See Note 6)

         (J) ACQUISITION OF BIZPAY TECHNOLOGY

         In March 2002, the Company acquired the BizPay person to person online money transfer technology in exchange for an agreement to attempt to commercialize the software associated with such technology. If successful, a royalty will be paid as the purchase price on all fees collected.

NOTE 5   PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at March 31, 2002:

Point-of-sale terminals                           $   35,030
Computers and equipment                               68,105
Furniture office equipment                           181,360
                                                  -----------
                                                     284,495
Less: Accumulated depreciation                      (188,287)
                                                  -----------
                                                  $   96,208
                                                  ===========

Depreciation was $96,930 for the year ended March 31, 2002. As of March 31, 2002, the Company has deactivated approximately 438 terminals located at merchant sites while management evaluates State licensing requirements. Management estimates it most likely will not be cost effective to reactivate or recover these terminals, therefore, management has written off $135,720 of terminals and related accumulated depreciation of $39,520 resulting in an impairment loss of $96,200 in 2002.

NOTE 6   SOFTWARE RIGHTS AND SYSTEMS AND IMPAIRMENT
---------------------------------------------------

Pursuant to the allocation of the Key Com, Inc. purchase price, the Company reflects the allocated licensed software rights and systems as an asset as of March 31, 2002 and depreciates them over a three year life based on the generally accepted amortization period for software and based on the terms of the contracts. (See Notes 3 and 10(B)) The systems include the proprietary terminal driving software, the integrated proprietary back-end database, Automated Clearing House ("ACH") processing software, exclusive strategic contracts (see Note 10(B)) system know-how based on field operations and various trade secrets accumulated during the development and implementation stage. Under

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


the terms of the software developer agreement, the Company does not own the source code, but was granted exclusive rights. In addition, the Company has an option to purchase the source code in exchange for stock options in its subsidiary, Key Com. Although no software development costs have been incurred since the acquisition date of September 26, 2001, any future XTRAN software development costs may be capitalized in accordance with SOP 98-1 and reviewed for impairment under SFAS 144, which is effective for the fiscal year starting April 1, 2002.

The XTRAN software is held as collateral by certain original stockholders of the seller, Key Com, Inc. (see Note 17(B).

The Company has evaluated impairment of its software and systems under the guidelines of SFAS 121. Management has determined to write-down certain intangible assets with the effect of eliminating them from the Company's balance sheet for accounting purposes. Due to the uncertainty of valuing intangible assets, including their estimated future value, management determined in the fourth quarter to adjust the carrying value of its assets as of December 31, 2001 to its estimated fair market value of $1,100,000 based on a undiscounted cash flows method and projecting those cash flows using only current operating terminals in place as of December 31, 2001. The Company then recognized additional amortization for the three months ended March 31, 2002. The write-down results in a non-cash impairment loss of $22,798,882.

The accounting presentation of assets of the Company has no effect on the actual operations of the company. Further, there are no implications about the business prospects of the company as a result of this accounting treatment.

The Company has undergone certain delays in deploying its money transfer business as a consequence of events surrounding September 11 and the resulting regulations enacted by Congress. Although management believes it has now adequately addressed these requirements and can move to fully commercialize its systems, there are inherent market uncertainties that management determined should be reflected in the consolidated financial statements.


NOTE 7   LOANS, NOTES, AND CONVERTIBLE NOTES PAYABLE-RELATED PARTIES
--------------------------------------------------------------------

Loans, Notes and Convertible Notes to related parties consist of the following at March 31, 2002:

  Related Party Senior convertible note payable, dated August 10, 2001 from President of Company, original principal of $50,000, interest at
  15% interest, principal and interest due November 10, 2001. In default
  as of March 31, 2002                                                          $    8,087

  Secured Revolving Convertible Line of Credit, dated October 1, 2001, for $2,000,000 from party related to former principal stockholder of
  Key Com, Inc. who controlled 16.67% of Key Com, Inc. voting common stock and who in June 2002 beneficially gained control of approximately
  84% of the Company's total outstanding common shares. (See Note 17)
  Interest at 10% on all advances. Principal and interest is due on demand but all outstanding principal and interest must be paid no later than January 2, 2003. Lender has the right to convert upon three days notice to common shares at 50% of the lowest bid price 30 days prior or past to the notes date of October 2001. Draws against the line may be limited, denied, or subject to conditions as dictated by the lender at the lender's discretion. The revolving line of credit is secured by all assets of the Company's subsidiary, Key Com. As of March 31, 2002,
  accrued interest was $24,600.                                                    593,860


  Note payable to president, dated February 20, 2002, original principal of $80,000, interest at 8%, default rate of 10%, due 30 days after
  demand                                                                            80,000

  Note payable to former officer of Key Com, dated March 10, 2002,
  interest at 10%, unsecured, due on demand                                         28,000

  Note payable to individual related to former officer of Key Com, Inc.,
  dated April 10, 2000, interest at 10%, unsecured, due on demand                   50,000

  Note payable to company affiliated with former controlling stockholders of Key Com, Inc. who became majority holders of the Company's Series E
  Preferred Stock, dated, December 7, 2001, January 10, 2002 and March
  10, 2002, interest at 10%, unsecured, due on demand                              382,075

  Note payable to company affiliated with former controlling stockholders of Key Com, Inc. who became majority holders of the Company's Series E
  Preferred Stock, non-interest bearing, due on demand                               5,000

  Related party, loan payable, non-interest bearing, due on demand                 177,333
                                                                                -----------

                                                                                $1,324,355
                                                                                ===========

NOTE 8   NOTES PAYABLE
----------------------

Notes payable consists of the following at March 31, 2002:

  Note payable dated March 28, 2000, original principal of $150,000, interest at 8% unsecured. Principal and interest due April 27, 2001, in
  default as of March 31, 2002                                                  $  150,000

  Note payable dated March 28, 2000, original principal of $140,000, interest at 8% unsecured. Principal and interest due April 27, 2001, in
  default as of March 31, 2002                                                     140,000

  Note payable dated March 28, 2000, original principal of $100,000, interest at 8% unsecured. Principal and interest due April 27, 2001, in
  default as of March 31, 2002                                                      36,570

  Note payable, as amended, interest at 15% with interest payments of
  $3,125 due monthly. Secured by 833.33 issued and outstanding common
  shares of Key Com owned by the Company, guaranteed by former president           200,000
  of Key Com. Matures January 31, 2002, in default as of March 31, 2002.

  Note payable, as amended, interest at 15% with interest payments of
  $2,500 due monthly. Secured by 667.67 issued and outstanding common shares of Key Com owned by the Company, guaranteed by president of
  Company. Matures January 31, 2002, in default as of March 31, 2002               175,000
                                                                                -----------

                                                                                $  701,570
                                                                                ===========

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


NOTE 9   DISCONTINUED OPERATIONS
--------------------------------

On July 18, 2001, (the "Measurement Date"), the Board of Directors committed to a new business plan which seeks to focus on investments in niche emerging payment services companies which pursue strategies in electronically delivered financial services. With the exception of the eCard segment, this Board action resulted in the effective abandonment of all other segments of business, which had been in the business of providing small business owners with a range of Internet-based enterprise solutions.

The net liabilities related to discontinued operations aggregated $1,519,141; however, they are not presented as of March 31, 2002 as net liabilities of discontinued operations since they will not be assumed by others pursuant to Accounting Principals Board Opinion No. 30 regarding discontinued operations.

The Loss from Discontinued Operations reported separately in the Statement of Operations consists of the loss from normal business activities in fiscal year 2001 as reclassified, and from April 1, 2001 through the Measurement Date. The Company has selected the abandonment date of September 30, 2001 as the "Disposal Date" which is just after the acquisition of Key Com, Inc. The Gain on Disposal consists of disposal activities from the Measurement Date through the Disposal Date as follows:

                                                                             From July 18,
                                                                            2001 (Inception
                                                                            of Development
                                                                               Stage) to
                                            2002               2001         March 31, 2002
                                       -------------      -------------      -------------
Loss from discontinued operations      $   (414,348)      $(13,130,428)      $         --
Gain on disposal                            511,524                 --            511,524
                                       -------------      -------------      -------------
                                       $     97,176       $(13,130,428)      $    511,524
                                       =============      =============      =============

The Gain on Disposal in 2002 includes an extraordinary gain of $2,984,507 relating to conversion of promissory notes to common stock. (See Note 11)

Interest expense on debt relating to past operations is included in other expenses.

NOTE 10  COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (A) LEGAL MATTERS

         In February 2002, the Company received a demand letter from an attorney on behalf of his client demanding $335,537 plus interest. Management believes the demand relates to certain royalty obligations that may have been transferred from certain royalty holders of Key Com, Inc. to settle their individual legal matters. The Company believes that any royalties that may be due would be less than $5,000. Management has not received follow up communications from the plaintiff or their counsel since February 2002. No amounts have been accrued on this matter as of March 31, 2002.

         On March 27, 2002, the Company's subsidiary, Key Com received a judgment against it from a lawsuit with damages totaling $88,000. The amount has been accrued as of March 31, 2002.

         On May 24, 2002, a plaintiff filed a complaint in United States District Court against the Company alleging wrongful failure to register and transfer shares of stock and conversion and requests declaratory judgment. The complaint demands $500,000 in damages. Management claims it has valid defenses to this claim but is in discussions with the plaintiff to potentially settle it. No amounts have been accrued on this matter as of March 31, 2002.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         A legal firm who provided past services to the Company is owed $553,980, which is included in accounts payable. The legal firm claims to have a security interest in the Company's assets, however, current management is unaware of such security interest and such security interest was never disclosed in any filings with the Securities and Exchange Commission by prior or current management. The Company is in negotiations to settle the matter and based on current correspondence with the legal firm believes the settlement will not result in any additional liability to the Company.

         (B) OPERATING AGREEMENTS

                  (i) POINT-OF-SALE TERMINAL SYSTEMS

                  The Company entered into an agreement (the "Agreement") with a vendor to purchase, as a distributor, point-of-sale terminal systems (the "systems") at stipulated fixed prices per system plus a transaction based fixed fee for each transaction utilizing the systems. The Agreement continues until terminated by one of the parties as follows: The agreement may be terminated by either party for cause, as defined in the agreement, upon delivery of notice of termination to the other party or without cause upon 180 days prior written notice. That same vendor was also paid by Key Com, Inc. prior to its acquisition to develop a portion of the software used by the Company's terminals to process wire transfers. (See Note 3)

                  (ii) SOFTWARE DEVELOPMENT AND EQUIPMENT AGREEMENT

                  The Company's subsidiary, Key Com, entered into Services and Equipment Agreements (the "Agreement") with a software developer and equipment vendor (the "Developer"), dated April 12, 2000 and June 13, 2001 ("Agreement Date") and as amended on February 14, 2002. The Agreements provides for initial and continued development and upgrades to the XTRAN software, and for purchases of stipulated equipment required to operate the software, for its intended use to provide money transfer services to customers. The consideration for the software development and equipment purchases includes stipulated cash amounts and a stipulated fixed fee for each transaction processed by the Company for customers using the XTRAN system. The transaction fees continue if the Agreement is terminated. The Agreement grants the Company an exclusive worldwide license to promote, sell, use, copyright, trademark, hypothecate and otherwise deal with the XTRAN software, all pursuant to the terms of the Agreement and in conformity with industry standards, which exclusive license shall continue after the upgraded version of XTRAN is placed and operating in the market. The term of the license is unlimited but subject to the term and termination provisions of the Agreement as follows: The term begins on the Agreement Date and continues unless there is a material breach by either party. In the event of a material breach, the effected party may cancel the Agreement by providing 30 days written notice. If the Agreement is terminated by the Developer, the Company has the right to continue to employ the XTRAN software and hardware for a period of 180 days from the event of termination. In the event the Agreement is terminated, the Developer may not use, engage, or otherwise hypothecate in any way any version of the XTRAN software. The Company is also granted the option to purchase all aspects and versions of XTRAN including the source code and software together with all intellectual rights, copyright and patents including all international

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


                  rights and to own all associated hardware. The purchase price of the source code and related property shall be paid in the form of stock options for 700,000 common shares of Key Com Holdings, Inc. granted to the developer, with a price to the developer of $0.01 per share. The option is valid for up to 90 days after any termination of the Agreement between the Company and the developer. Under the provision of the Agreement, the Developer has placed the source code with an escrow agent.

                  (iii) INDEPENDENT CONTRACTOR AGREEMENTS

                  In the normal course of business, the Company, under independent contractor agreements, retains independent contractors to place XTRAN terminal in retail locations. The independent contractors are paid a fixed fee per unit placed and a transaction based fee for all transactions processed through terminals placed by the independent contractor. The transaction based fees range from 1% to 5% of the transaction fee charged to the end user customer by the Company or a fixed dollar amount per transaction depending upon the terms of the agreement.

                  (iv) MERCHANT AGREEMENTS

                  In the normal course of business, the Company enters into Merchant License agreements whereby Point-of-Sale Terminal Systems are placed at merchant locations and the merchant is granted a license to use the XTRAN Express Transfer Cash Transmittal System. The merchant receives a per transaction fee for all transactions processed through the placed terminal.

                  (v) PAYOR AGREEMENTS

                  The Company utilizes the services of independent pay stations whereby the recipients of wire transfers may obtain the cash wire to them. The Company contracts with organizations ("Payors") that provide such services. The Payors generally receive a fixed dollar fee per transaction and may also charge a foreign currency conversion fee up to a stipulated percentage of the transactions. As of the date of the accompanying audit report, the Company does not share in any foreign currency conversion fees.

                  (vi) AUTOMATED CLEARING HOUSE AGREEMENT

                  The Company contracts with an automated clearinghouse ("ACH") to process all of its XTRAN transactions. The ACH automatically pays the stipulated fees to the appropriate parties, which being, the merchant, the payor, and the Company on each transaction processed through XTRAN terminals.

                  The Company is required to maintain an escrow balance as a reserve for charge backs with the ACH equal to 30 percent of the highest monthly origination total as defined in the ACH Agreement with a minimum amount of $10,000. The ACH receives a transaction based fixed dollar fee which decreases based on volume of transactions.

                  The agreement is effective June 2000 and continues for 48 months with automatic annual renewals. The Agreement may be terminated by either party upon 90 days written notice.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


                  (vii) MERCHANT PROCESSING AGREEMENT

                  The Company has contracted with a third party under a one year agreement, renewable in one year terms, whereby that party will provide:

                  (a) bankcard processing and clearance through bankcard
                      companies,
                  (b) the facilitation of appropriate links between the Company and bankcard companies and
                  (c) the payment by the Company to the third party of fees
                      associated with the above services.

         (C) LEASES

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

         The lease was amended December 19, 2001 to obtain an additional 5,011 square feet for expanded operations. The total space under lease in Boulder, Colorado now totals 11,444 square feet. Obligations for the combined space under the amended lease are $111,002; $138,561; $142,718; $147,000, and $151,410 in years one through five, respectively. Common expenses for the combined space are estimated to be $40,811 per year with provisions for annual adjustments.

         Total rent expense for the years ended March 31, 2002 and 2001 was $16,866 and $36,580, respectively.

         (D) CONSULTING AND FINANCING AGREEMENTS

         On August 1, 2001, the Company has entered into a Financial Advisor Agreement with an investment bank to provide investment banking advice and related mergers and acquisition professional services. The agreement is for a one-year term and generally provides for fees to be paid upon consummation of acquisitions or financings.

         On October 25, 2001, the Company entered into an agreement with a merchant bank to arrange one or more debt financings. The agreement established a custodial or sub-custodian relationship for the Company. The merchant bank is expected to arrange a line of credit provided by a syndicate of commercial banks.

         The Company entered into an agreement on November 1, 2001 with a consulting group for assistance in market development, strategic planning, technological development, and corporate finance. The consulting group's primary objective is to assist the Company to raise not less than $5,000,000 of capital through the issuance of debt or equity securities. The term of the agreement runs from November 1, 2001 through November 30, 2002. Under the terms of the agreement, the Company will pay the consulting group a monthly fee of $20,000. The fee will accrue beginning November 1, 2001 but is not payable unless and until the closing of a capital raising transaction in which the Company receives net proceeds of at least $5,000,000. As of the date of the accompanying audit report the minimum funds have not been raised and no fees were payable.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         On December 17, 2001, the Company retained an investment bank as its exclusive financial advisor for investment banking services and transaction services for a period of one year. The terms of the agreement calls for a payment of $10,000 per month to the investment bank as a monthly advisory fee. Additionally, the Company will pay a cash fee of 10% of the dollar amount raised by the investment bank for the Company plus warrants equal to 10% of the number of shares sold in the fundraising process. The Company will pay 10% of the value of any transaction, payable in the same form and manner as the consideration paid or received by the Company or its shareholders, for any transaction with which the Company may be involved in during the term of the agreement. As of the date of the accompanying consolidated audit report, no funds have been raised and the fees have not been paid to the investment bank.

         On December 31, 2001, the Company and an entity controlled by the CEO of the Company, executed an assignment of the entity's Agreement to acquire a 90% interest in a life insurance company. The Agreement provides for the terms and conditions of the acquisition, including all detailed information on purchase price, contingent payments, investments into the company, and other material terms and pre-closing confidentiality provisions. As of the date of the accompanying consolidated audit report, the acquired acquisition agreement has not been consummated.

         The Company entered into an agreement with a consulting group on January 15, 2002 for consulting services regarding all matters involving state and interstate licensing, all aspects of regulation as applied to the cash remittance industry including maintenance of licenses, compliance with the Bank Secrecy Act, compliance with Internal Revenue notice requirements, and all matters involving regulation and compliance in foreign jurisdictions. For such services, the consulting group will be paid $100,000 as an advance against 1.5% of all remittance fees derived from XTRAN transactions from terminals situated in all jurisdictions which operate under license authority derived from the Company's status as a client of the consulting group under the contract. The term of the agreement is five years.

         (E) ROYALTY COMMITMENT AND STOCK OPTION CONTINGENCY

         Prior to its acquisition by the Company, Key Com, Inc. had issued financial instruments to investors for aggregate cash of $3,154,410, net of offering costs. The instruments were classified as preferred contributed capital in Key Com, Inc. These instruments, entitled "Transaction Debt Certificates," were classified as capital rather than liabilities since the instruments promised a residual royalty benefit into perpetuity based on a stipulated percentage of transaction fees generated on the first 10,000 point-of-sale systems placed at merchant locations. If no revenues are generated, then no royalties or payments are due and the investment does not have to be repaid. The Company is committed under these instruments to pay future royalties based on the future revenue stream. Royalty expense through March 31, 2002 was not material.

         The instruments granted stock options to purchase common shares of Key Com, Inc. stock contingent upon the filing of a registration statement by Key Com, Inc. with the Securities and Exchange Commission, (the "Contingency"). The quantity of Key Com shares that could be purchased with the options are derived from the residual royalty benefits due to each investor based on a formula stipulated in the instruments. The options were not cancelled in the acquisition agreement between the Company and Key Com, Inc., however; management believes that the Contingency will never be satisfied as Key Com, Inc. is now a subsidiary of the Company and Management does not intend to file a separate registration statement for Key Com, Inc.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         (F) ACQUISITION AGREEMENTS

         The Company entered into various letters of intent and acquisition agreements previously disclosed which have not been consummated as of March 31, 2002 or as of the date of the accompanying audit report as follows:

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

         Pursuant to the Asset and Purchase Agreement, the transaction is conditional based upon the delivery of a valid and enforceable issuing agreement with a third party bank. The bank has not supplied the Company with a written confirmation, citing certain management transition issues. Therefore, the consideration for the transaction has not been delivered to the sellers and the acquisition will not be recorded until such time as the conditions are fully met.

         On February 4, 2002, the Company signed a definitive letter of intent to acquire CashXpress, a provider of consumer cash advances. As of the date of the accompanying consolidated audit report, no definitive agreement has been entered into.

         On October 12, 2001, the Company signed a binding Letter of Intent to acquire a venture partner of Key Com that owns and operates a proprietary network of point-of-sale terminals distributed nationally and internationally. The Letter of Intent sets forth the terms and conditions of the acquisition, including all detailed information on purchase price, contingent payments, investments into the company, and other material terms, as well as provides for no-shop provisions as to the sellers, break-up fee penalty payments and pre-closing confidentiality provisions. Management originally anticipated the transaction would close in November 2001; however as part of its due diligence review, management and the rules and regulations under the Securities and Exchange Commission requires an audit of the financial statement of the seller which has not been completed as of the date of the accompanying consolidated audit report. Without the audit, there would be material economic harm to Emergent if the transaction were completed. The Company is currently reviewing its available remedies under the letter of intent.

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

NOTE 11  STOCKHOLDERS' DEFICIENCY
---------------------------------

         (A) FORWARD AND REVERSE STOCK SPLITS

         On each date of July 18, 2001 and August 22, 2001, the Board authorized a 1 for 30 reverse stock split of the Company's common stock. On October 22, 2001, the Board authorized a 5 for 1 forward stock split of the Company's common stock. Subsequent to the March 31, 2002 fiscal year end, on June 14, 2002 the Company affected a 1 for 70 reverse

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         stock split. All share and per share data, and data on common stock equivalents, as applicable, reflect all forward and reverse stock splits retroactively in the accompanying consolidated financial statements for all periods presented.

         Concurrent with the 1 for 70 reverse stock split on June 14, 2002, the Company issued 11,000,000 restricted common shares upon conversion of all of the 250,000 Series E preferred shares. (See Note 17)

         (B) PREFERRED STOCK SERIES A

         In July 2000, the Company filed a certificate of designation for Preferred Stock Series A, which was issued in November 1999. At that time the certificate provided for conversion to common stock at a 2 for 1 ratio, 2 votes for each preferred share, a liquidation preference valued at $0.7756 per share plus a preferred liquidation preference amount of a 10% simple accrual on the $0.7756 ("Liquidation Value") and 6.5% cumulative dividends on the liquidation value.

         On August 23, 2000 the Company and the holders of the Series A Preferred Stock agreed to amend the certificate of designations to eliminate the cumulative dividends and add a provision whereby the preferred stock would be convertible to common stock at the greater of a 2 for 1 ratio or 20% of the common stock on a fully diluted basis.

         On August 1, 2001, the Company again amended the certificate of designations including changing the conversion rights to the greater of
         1.65 to 1 or 19.99% of the total common stock outstanding on a fully diluted basis with voting rights based on the greater of 2 votes per preferred shares or the numbers of common shares that the preferred is convertible to at any time considering the new conversion terms, and making the preferred stock redeemable at the Liquidation Value on or after December 31, 2005 or earlier if a default occurs, as defined in the certificate. A board resolution clarifies the voting rights noting the Series A stockholder will have minimum voting rights of 39.98%. The amendment also requires a 75-day notice period prior to conversion. The preferred stock Series A holders also agreed to pay consideration of $100,000 cash and were issued 214,285 common shares as part of the overall, transaction.

         The value of the preferred stock had originally been recorded as it original liquidation value of $0.7756 per share or an aggregate $6,592,494. The above transactions have been collapsed into one transaction for accounting purposes. The maximum liquidation value of $7,746,305 (as escalated per the 10% accrual discussed above) as of March 31, 2002 has been reclassified to temporary equity, between liabilities and equity, due to the redemption feature and the increase of $1,153,811 was charged to the accumulated deficit as a constructive dividend to the Series A preferred stockholders. The liquidation and redemption value increases by $54,938 per month under the 10% formula discussed above. The liquidation preference is subordinate to the Series E preferred stock discussed below.

         (C) PREFERRED STOCK SERIES C

         On October 8, 2000, the Board authorized the creation of Series C preferred shares. As of March 31, 2002, no class C preferred shares have been issued.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         (D) PREFERRED STOCK SERIES D

         On September 22, 2000, the Company created and issued 1,300 Series D Preferred Shares with a stated value of $1,000 each, which are generally non-voting and not entitled to dividends, for $500,000 cash plus the return of 23 then outstanding Common Shares of the Company. The Series D Preferred Shares are convertible at any time, in an amount equal to the stated value of the Series D Preferred Shares together with an Additional Amount calculated on a daily basis at a rate of 4.5% per annum, into Common Shares of the Company based on a value of 80% of the then current market value of the Company's Common Shares, to a maximum of $18,900 per Common Share. At any time after the first anniversary of their issuance, the Company may redeem each Class D Preferred Share at a price equal to the greater of $1,400 plus the Additional Amount and the market price of the Common Shares into which such Class Preferred Share could then be converted. On September 23, 2003, the Company must, at its option, either mandatorily redeem or convert the Series D. However, in aggregate, the Series D holder may not receive from this or prior conversions greater than 20% of the total outstanding common stock of the Company. Any excess shall be paid to the Series D holder in cash. The Series D ranks senior to Series A, B, and C, and subordinate to Series E for liquidation preference. (See
         Note 17 for partial subsequent conversion)

         (E) PREFERRED STOCK SERIES E

         On September 26, 2001, as part of the Key Com, Inc. acquisition price, the Company issued 250,000 of the Company's Senior Series E Non-Voting Secured Preferred Stock ("Series E") with a stated value of $100 per share. The Series E Preferred Stock is not transferable until September 26, 2003. The Series E has a liquidation preference equal to the stated value or an aggregate $25,000,000, ranks senior to any class or series of common or preferred stock does not pay dividends and is secured by 100% of the Key Com Holdings, Inc. stock owned by the Company.

         Commencing January 1, 2003, the shares of Series E Preferred Stock may be converted into Common shares of the Company, equal to the Stated Value plus an additional amount, as defined, (`the "Conversion Price"), divided by the Market Price, provided, however, that in no event shall the Conversion Price be greater than $21.00 per share of Common Stock (the Maximum Conversion Price). The Conversion Price and the number of Common Shares into which the Series E Preferred Stock shall be convertible shall be adjusted for stock splits, combinations, or other similar events. Series E Preferred Stock holders shall be required to convert if the common stock into which it is to convert has a market value equal to 200% of the stated value of the Series E Preferred Stock, however, such conversion is limited to 20% of the outstanding common stock at the conversion date, unless shareholder approval is obtained. In the absence of shareholder approval, an excess issuable over the 20% would be redeemable in cash at the stated value of the Series E preferred stock.

         Commencing January 1, 2002 and continuing for three subsequent quarters, the holders of the Series E have the unconditional right to put $1,000,000 of stated value of stock per calendar quarter to the company for purchase. The Company has an unconditional right to call such stock in the same amount and on the same schedule. The Company has the right to also designate any third party as the counter-party to the put rights. The Company also has the right to assign its call rights to any third party without consent of the preferred holders. On or anytime before January 1, 2003, the Company has the right to call the remaining Series E outstanding. If the Company does not call the Series E by January 1, 2003, the holders may continue to put $1,000,000 of stated value of Series E per calendar quarter to the company for purchase until the entire remaining 210,000 Series E shares have been put back to the Company for an aggregate $21,000,000. This right is also

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         transferable to a third party designee, or designees, in whole or in part, as determined in the sole discretion of the Company; however, such transfer shall not serve to relieve the company of its liabilities. As of March 31, 2002, the put option had not been exercised. Accordingly, pursuant to the Emerging Issues Task Force Issue No 00-19 ("EIFT 00-19"), the preferred shares have been classified in the balance sheet as temporary equity, between liabilities and equity, at the maximum redemption value of $25,000,000 as of March 31, 2002.

         On February 15, 2002 the Company and the Holders of the Series E shares entered into a Rescheduling of Redemption Rights Redemption Agreement (the "Rescheduling Agreement"). The schedule require the Company to pay $12,500 weekly to one of the Series A holders commencing February 15, 2002 which may be paid in cash or free trading stock by a creditor who is a common stockholder of the Company in exchange for 125 of the Series E shares for each weekly payment. The initial date of exercise of the put option for $1,000,000 per quarter was amended to June 30, 2002 and continuing each quarter for $1,000,000 per quarter with a final balloon payment of $21,000,000 due June 1, 2003 in exchange for the remaining preferred Series E shares. The Rescheduling Agreement also allows for accelerated redemption based on a formula tied to the amount of capital raised by the Company. If the Company does not raise at least $2,000,000 by June 30, 2002 at the option of 50% of the preferred Series E stockholders, they may take back 100% of the Key Com, Inc. stock.

         In June 2002, under a settlement, the Series A shares were ultimately converted to 11,000,000 common shares. (See Note 17)

         (F) COMMON STOCK AND WARRANT ISSUANCES

         On June 11, 2001, the Company sold 150 units to Xtelligence, Inc. for consideration of $150,000, consisting of 71,429 commons shares at $2.10 per share and warrants. The warrants entitle the holder to purchase, for a term of (5) years, an aggregate of 71,429 shares of common stock at an exercise price equal to $2.10 per share. The warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits. This investor became a related party after the conversion of the Series E Preferred stock. (See Note 17)

         On July 31, 2001 Thesseus International Asset Fund, an entity which is a related party since a director and the CEO of the Company has beneficial ownership, executed a Subscription Agreement with the Company to purchase up to 650 units for a purchase price of $1,000 per unit or $2.10 per common share. Each unit consists of 476 shares of the Company's common stock and a five-year warrant to purchase up to 476 shares of the Company's common stock at an exercise price equal to $2.10 per share. The units and warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits. Funds received on July 31, September 10 and September 20, were $400,000, $30,000 and $220,000, respectively. The proceeds were used for the acquisition of Key Com, Inc. A total of 309,523 warrants were issued pursuant to this subscription.

         On August 7, 2001, the Company sold an aggregate of 50 units, for a purchase price of $1,000 per unit, to Heritage West Holdings. Each unit consists of 476 shares of the Company's common stock, and a five-year warrant to purchase up to 142 shares of the Company's Common Stock at an exercise price equal to $2.10 per share. The Units and warrants carry a 90-day reset provision in respect to recapitalizations or stock splits. The proceeds of the subscription were disbursed directly to a supplier of the Company. A total of 7,142 warrants were issued pursuant to this subscription.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         On August 7, 2001, 214,286 common shares were issued in exchange for a modification of the terms of the Series A Preferred Shares. (See Note 11(B))

         On August 28, 2001, a creditor elected to convert $350,000, plus all accrued interest into 166,667 common shares. The stock was valued at the contemporaneous sale price of $2.10 per share resulting in a no gain or loss on the transaction. This creditor became a related party after the conversion of the Series E Preferred stock. (See Note 17)

         On August 28, 2001, the holders of the Series B preferred shares converted those shares and $99,333 of accrued dividends to 373,838 common shares and were issued 385,714 warrants as an inducement to convert. The warrants are exercisable at $3.50 and expire in June 30, 2006. (See Note 11(I))

         On August 28, 2001, an officer elected to convert $101,000 of notes into 48,095 common shares valued at the contemporaneous offering price of $2.10 per share.

         On September 26, 2001, the Company issued 71,429 common shares as a consulting fee relating to the Key Com, Inc. acquisition. The shares were valued at the contemporaneous offering price of $2.10 per share resulting in a total value of $150,000 which was included as part of the purchase price.

         As of November 30, 2001, a creditor converted $4,149,725 of notes and accrued interest into 332,919 common shares. In order to induce the creditor to convert, the Company issued warrants to purchase up to an aggregate of 328,571 shares of the Company's common stock at $3.50 at any time prior to June 30, 2006. (See Note 11(I)) Since there were no shares traded on the conversion date and the shares were thinly traded around the conversion date, the common shares issued were valued at the highest bid price on the conversion date of $3.50 resulting in a gain on extinguishment of debt of $2,984,507, which is included in gain from disposal of discontinued operations.

         (G) COMMON STOCK, CLASS 144A

         In October 2001, the Company authorized and issued 150,000,000 Class 144A common shares into a reserve account in the Company's name as collateral on a proposed financing transaction with a third party. As the financing did not occur, the shares were cancelled in April 2002. As the shares were held for the benefit of the Company, they are considered issued but not outstanding as of March 31, 2002 and are not included in the computation of loss per share for any period in the accompanying consolidated financial statements.

         (H) STOCK OPTION PLAN

         During fiscal 2000, the 1999 Stock Option Plan (the "Plan") was approved by the stockholders and 833 options were granted to certain officers and directors with a computed expense under APB 25 of $50,745,000. This amount was not recorded since on July 18, 2001, the Board of Directors voted unanimously to rescind the 1999 company stock option plan and the 833 options. (See Note 11(I))

         (I) WARRANTS AND NON-EMPLOYEE OPTIONS

         The Company has issued options to an unrelated party, which is not covered by the 1999 Stock Option Plan, for consideration of $150,000. These options were granted on January 24, 2000, are for 39 common shares, have an exercise price of $88,200 per share, and are exercisable for two years from the date of grant. The options expired in January 2002.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         On February 4, 2000, the Company signed an Investment Banking Agreement. Pursuant to this agreement, the Company issued, on February 8, 2000, a warrant to purchase 1 common share at $151,200 per share. The agreement also stipulated the issuance of three additional tranches as follows:

         1. 1 warrant exercisable at $176,400, to be issued immediately after the first day that the Company's Common Stock closes at or above $750; and
         2. 1 warrant exercisable at $201,600, to be issued immediately after the first day that the Company's Common Stock closes at or above $1,050; and
         3. 1 warrant exercisable at $226,800, to be issued immediately after the first day that the Company's Common Stock closes at or above $1,350.

         The latter three warrants were never issued.

         All of the warrants covered by this agreement are no longer exercisable after November 1, 2003.

         On May 12, 2000, in consideration for obtaining a listing on the Frankfurt Stock Exchange and for ongoing long-term market making sponsorship services, the Company issued Berliner Reiverkehr warrants to purchase 16 shares of its Common Stock, with an exercise price of $88,200 per share, for a two-year term commencing on May 12, 2000.

         On May 16, 2000, the Company appointed Sabre Communications, Inc. as a management advisor with responsibility for investor relations, and issued them 16 cashless warrants bearing a strike price of $50,400 per share exercisable for two years after November 15, 2000.

         On May 22, 2000, the Company engaged Quadrant Investment Bankers, Inc. as financial advisor and placement agent and issued them warrants to purchase 8 shares at $50,400 per share, exercisable for two years after November 22, 2000.

         As discussed in Note 11(F) above, in August 2001 the Company granted warrants to purchase an aggregate 714,285 shares of common stock at an exercise price of $3.50 per share as an inducement for certain debt holders and preferred stock holders to convert to common stock. In accordance with SFAS 123, the Company recognized an inducement expense of $2,300,386, which is included in the 2002 gain on disposal.

         For financial statement disclosure purposes and for purposes of valuing common stock warrants issued to debt holders and preferred stock holders as an inducement to convert, the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions in 2002: expected dividend yield 0%, risk-free interest rate of 4.04%, volatility 199% and expected term of three years.

         A summary of the warrants issued for cash, under consulting agreements or as an inducement to convert debt and preferred stock as of March 31, 2002 and 2001 and changes during the years is presented below:


                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------
                                                              2002                                  2001
                                                  --------------------------------    ---------------------------------
                                                    Number of          Weighted                             Weighted
                                                                        Average         Number of           Average
                                                     Warrants       Exercise Price      Warrants         Exercise Price
                                                  ---------------   --------------    ------------     ----------------
         Stock Options
         -------------
         Balance at beginning of period                      80    $  77,647.50              913       $      5,292
         Granted                                      1,102,378    $       3.01                -       $          -
         Exercised                                            -    $       -                   -       $          -
         Forfeited                                          (39)   $  88,200                (833)      $      5,292
                                                  ---------------  ---------------    ------------     ---------------
         Balance at end of period                     1,102,419    $    5.52                  80       $     77,647.50
                                                  ===============  ===============    ============     ===============

         Options exercisable at end of period         1,102,419    $    5.52                   -       $          -
                                                  ===============  ===============    ============     ===============
         Weighted average fair value of
           warrants granted for services or as
           inducement during the period                            $    3.22                           $     60,918
                                                                   ===============                     ===============

         The following table summarizes information warrants outstanding at March 31, 2002:

                            Warrants Outstanding                                      Warrants Exercisable
        --------------------------------------------------------------------    ----------------------------------

                            Weighted            Average          Weighted                              Weighted
         Range of            Number            Remaining          Average            Number             Average
         Exercise        Outstanding at       Contractual        Exercise        Exercisable at        Exercise
           Price         March 31, 2002           Life             Price         March 31, 2002          Price
        ------------    ------------------    -------------     ------------    ------------------    ------------
        $      2.10                 7,142       4.36 Years      $      2.10                 7,142     $      2.10
               2.10               309,523       4.34 Years             2.10               309,523            2.10
               3.50               714,285       4.25 Years             3.50               714,285            3.50
               2.10                71,428       4.20 Years             2.10                71,428            2.10
            151,200                     1       1.59 Years          151,200                     1         151,200
             50,400                     8       0.65 Years           50,400                     8          50,400
             50,400                    16       0.63 Years           50,400                    16          50,400
             88,200                    16       0.12 Years           88,200                    16          88,200
                        ------------------                      ------------    ------------------    ------------
                                1,102,419                       $      5.06             1,102,419     $      5.06
                        ==================                      ============    ==================    ============

NOTE 12  RELATED PARTY BALANCES AND TRANSACTIONS
------------------------------------------------

The Company was charged $205,644 in fiscal 2001 in administration fees by Thesseus Services Ltd., a wholly owned subsidiary of a related party.

The CEO of the Company is a 25% beneficiary of a family trust that beneficially controls approximately 19.6% of the common shares of the Company as of March 31, 2002. After the recapitalization resulting from the conversion of Series E

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


preferred stock in June 2002, this trust beneficially controlled approximately 2.5% of the common shares of the Company. The trust also beneficially controlled the Series A Preferred Shares. (See Note 17)

On December 31, 2001, the Company and an entity controlled by the CEO of the Company executed an assignment of the entity's agreement to acquire a 90% interest in a life insurance company. (See Note 10(D))

The controlling member of an entity that owned the Series B Preferred shares immediately prior to the conversion is the brother of the CEO of the Company.

There were various loans and notes payable to related parties at March 31, 2002. (See Notes 7 and 9)

NOTE 13  EQUITY LOSSES
----------------------

eCard incurred losses of $5,609,323 for the twelve months ended December 31, 2000 and 2001, including a write-down of its investment in Junum Series C Preferred Stock of $5,099,490. This amount, along with amortization of the excess of cost over net assets acquired for the twelve months of $103,787 is reflected in equity losses in the consolidated statements of operations for fiscal 2001. As the investment has been written down to zero, there are no equity method losses recognized in 2002.

InfoBase incurred losses of $113,741 for the period up to which the Company wrote off the investment in InfoBase. This amount, along with amortization of the excess of cost over net assets acquired for the twelve months of $27,584, was reflected in equity losses in the consolidated statements of operations in fiscal 2001, but has been reclassified to loss from discontinued operations to conform to the 2002 presentation.

Certain directors of the Company also serve as directors of eCard, an equity method investee. (See Note 4)

NOTE 14  INCOME TAXES
---------------------

There was no income tax expense for the years ended March 31, 2002 and 2001 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the years ended March 31, 2002 and 2001, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

                                                  2002                2001
                                             ---------------     ---------------
Computed "expected" tax expense (benefit)    $  (9,382,868)      $  (6,808,337)
Non-deductible stock issued for services            51,000                -
Other non-deductible items                            -              2,343,337
Change in valuation allowance                   (9,331,868)         (4,465,000)
                                             ---------------     ---------------
                                             $        -          $        -
                                             ===============     ===============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at March 31, 2002 are as follows:

Deferred tax assets:
Net operating loss carryforward                            $    5,080,901
Amortization of software rights and systems                     8,228,836
Warrants issued as and inducement to convert                      782,131
                                                           ----------------
Total gross deferred tax assets                            $   14,091,868
Less valuation allowance                                      (14,091,868)
                                                           ----------------
Net deferred tax assets                                    $         -
                                                           ================

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


The Company has a net operating loss carryforward of approximately $14,943,827 available to offset future taxable income through 2022. This net operating loss, however, may be significantly limited under Section 382 of the Internal Revenue Code due to a significant ownership change, which occurred in June 2002. In addition, if it is determined that the Company does not meet the Continuity of Business requirements under Section 382 due to the change in Business Strategy which occurred in July 2001 or for any other reason, the net operating loss usage could be eliminated in its entirety.

The estimated valuation allowance at March 31, 2002 was $4,760,000. The net change in valuation allowance during the year ended March 31, 2002 was an increase of $9,331,868.

NOTE 15 SEGMENT INFORMATION
---------------------------

The Company applies Statement of Financial Accounting No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company currently operates in one segment. All revenues in 2002 and 2001 were derived from transactions initiated in the United States of America.

NOTE 16 CONCENTRATIONS
----------------------

The Company purchases its point-of-sale terminals from one vendor. The XTRAN software is designed for use with these terminals through a software component that integrates the XTRAN software specifically with these terminals.
(See Note 10)

The Company's XTRAN software is developed by one third party vendor who currently owns the source code and licenses the XTRAN software to the Company.

As of the date of the accompanying audit report, the Company has one source of available financing, that being the $2,000,000 revolving line of credit with a related party. (See Note 7)

NOTE 17 SUBSEQUENT EVENTS
-------------------------

         (A) CONVERSION OF SERIES D PREFERRED STOCK TO COMMON STOCK

         During March 2002 and June 2002, the Series D preferred stock holders converted 50 shares and 25 shares into 5,161 and 10,630 common shares, respectively.

         (B) SETTLEMENT, CONVERSION OF SERIES E PREFERRED STOCK TO COMMON STOCK, XTRAN COLLATERAL AND CONSULTING AGREEMENT

         On May 31, 2002 (the "Settlement Date"), under a settlement with the Preferred Series E stockholders (the "Series E Holders"), the Company and the Series E Holders signed a mutual release. A minority Series E stockholder (the "Minority Holder") purchased all the Series E shares from the other Series E stockholders (the "Majority Holders") in return for assigning a portion of his Amended and Restated Royalty Interest to the Majority Holders. The minority stockholder obtained that Amended and Restated Royalty Interest from the Company on the Settlement Date. The Amended and Restated Royalty Interest provides for an overriding royalty for each and every transaction charged through the XTRAN system equal to 5% of the gross revenues derived from such transaction subject to a $0.25 per transaction minimum. The portion assigned includes the entire royalty amount until the aggregate sum of royalty payments made under the assignment equals $8,300,000.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         As part of the above transaction, the Company entered into a security agreement to secure the stipulated obligations and the various parties in this series of transactions. The collateral is defined, as all rights to the software know as XTRAN in whatever conditions previously developed or any versions developed here from forward (see Note 6). The collateral may be foreclosed on in an event of default. Events of default include; a) default in payments or performance of the Company's obligations b) levy or proceedings against the collateral, except in cases where parties may assert a claim based on agreements entered into prior to the Company's purchase of Key Com, Inc. c) commencement of bankruptcy, insolvency, arrangement, reorganization or other debtor relief proceedings by or against dissolution, termination of existence or insolvency of the Company, d) material misrepresentation by the Company or e) failure to produce two thousand (2,000) transactions per month by the end of six months from the May 31, 2002 agreement date.

         As part of the above transactions, the Company retained an ex-officer of Key Com, Inc. (the "Consultant") as a consultant to assist in developing money transfer volume on it XTRAN system whether by joint venture, license, or purchase. The term of the consulting agreement commences June 1, 2002 and terminates in four years or when the $8,300,000 royalty is fully paid, whichever occurs first. Compensation under the consulting agreement (the "Consulting Fees") is in addition to the above royalty amounts and includes 5% of the gross revenues derived from all transaction fees charged through the XTRAN system subject to a $0.25 per transaction minimum for any relationship referred to the Company in writing from the consultant. The Company shall pay the consultant a minimum amount of $12,500 per month as an advance against the consulting fees beginning September 1, 2002. The consulting agreement may only be terminated for cause, as defined in the consulting agreement.

         The Series A preferred shares were then converted on June 19, 2002 to 11,000,000 common shares of the Company. Accordingly, the $25,000,000 temporary equity reflected as redeemable Series E Preferred Stock was reclassified back to permanent equity as common stock at par value and additional paid-in capital.

         (C) COMMON STOCK ISSUANCES

         In May 2002, the Company granted 45,572 common shares for services valued at approximately $446,000 based on the trading price on the grant date. The $446,000 will be recognized as an expense on the grant date. In May 2002, the Company issued 19,029 common shares as an advance payment for future legal services. The value of such shares, based on the trading price on the grant date, will be recorded as deferred legal fees deducted from equity.

         In June 2002, the Company issued 112,500 common shares, warrants to purchase 90,000 common shares at $3.00 per share, and warrants to purchase 90,000 common shares at $4.00 per share, exercisable for 5 years. The aggregate purchase price was $100,000 or $0.89 per common share including the warrants. The Company may, at its option and at any time, redeem up to 50% of unexercised warrants, for $0.01 per share, if the closing trading price of the common stock is at least 175% of the warrant exercise price for 20 consecutive days.

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
             (F/K/A EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES)
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                 --------------


         In July 2002, the Company issued 310,000 units each unit consisting of 1 share of common stock, a warrant to purchase 1 share of common stock at $3.00 per share and a warrant to purchase 1 share of common stock at $4.00 per share. The aggregate purchase price was $200,000 or approximately $0.65 per unit.

         (D) LINE OF CREDIT DRAWS

         Additional draws against the line of credit from April 1, 2002 to the date of the accompanying audit report were approximately $150,000.

         (E) NAME CHANGE

         In June 2002, the Company changed its name to EGX Funds Transfer, Inc from Emergent Financial Group, Inc.

         (F) NEW SUBSIDIARY

         In June 2002, the Company formed a new subsidiary, e-Merchant Processing, Inc. to focus on processing capabilities of the Company to process a wide array of electronic financial transactions for the Company or for third party clients.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Effective January 11, 2000, KPMG LLP was engaged as the auditors of the Company and completed such audits for the fiscal year ending March 31, 2000 and March 31, 2001. There were no disagreements on any matter of accounting principles or practices, financial statement presentation or disclosure, or auditing scope or procedures with the Company's prior accountants, Barry Friedman, P.C. The independent accountants' reports issued by KPMG on the Company's financial statements for the past two years did not contain an adverse opinion, disclaimer of opinion nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change auditors was approved by the Company's Board of Directors.

         On April 3, 2002, the Company selected Salberg & Company, P.A., as the auditors of the Company's financial statements, to audit the consolidated financial statements of the Company for the fiscal year ended March 31, 2002. The decision to change auditors was approved by the Board of Directors.

         During the two most recent fiscal years, and any subsequent interim period prior to the date hereof, the Company believes that there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG would have caused them to make reference to the subject matter of the disagreements in connection with their report. KPMG's report on the financial statements of the Company for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. KPMG's report for the fiscal year ended March 31, 2001 contained a going concern qualification.

         During the two most recent fiscal years the Company believes that there was no disagreement or difference of opinion with KPMG regarding any "reportable event" as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except as to the interim three month period ending December 31, 2001, which KPMG has indicated was not reviewed primarily as a result of a disagreement over outstanding invoices. The Company disagrees with KPMG and believed to have followed the same procedure as in prior periods. The Company has attached hereto as Exhibit 99.1 a letter from KPMG concerning the matter. The Company engaged its current auditors to perform a review of the quarterly results in addition to auditing the entire period ending March 31, 2002.

         During the two most recent fiscal years and through the date hereof, the Company (or anyone on the Company's behalf) did not consult Salberg & Co. in connection with the Company's financial statements regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of any reportable event as described above.

                                    PART III

ITEM 9.  DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
         --------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

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

         The initial directors of Class I, Michael Bodnar and Leighton A. Bloom, have been nominated to serve for terms of one year or until the 2001 Annual Meeting of Stockholders. As of August 9, 2001, Mr. Bodnar had resigned, and his successor had not been appointed, while Mr. Bloom continues to serve as a director. The initial directors of Class II, George C. Pilallis, Kevin L. Washington and Dr. Rory F. Knight, have been nominated to serve for terms of two years or until the 2002 Annual Meeting of Stockholders. As of August 9, 2001, Mssrs. Pilallis and Rory Knight had resigned, and their successors had not been appointed. The initial directors of Class III, Harry J. Weitzel, Jason W. Galanis and Nicholas Wise, have been nominated to serve for a term of three years or until the 2003 Annual Meeting of Stockholders. As of August 9, 2001, Mr. Weitzel had resigned, and his successor has not been appointed. Accordingly, there are currently four vacancies on the board of directors, which can be filled by majority vote of the remaining directors without shareholder action. As of July 10, 2002, three additional director had been elected, the directors being Charlie Samel, Max Lucas and Russ Cheetham. Mr. Galanis was elected to serve as Chairman beginning on July 19, 2001. At each Annual Meeting of Stockholders following the 2000 Annual Meeting, elections shall be held to elect directors, whose term has expired, for a term of three years and after the expiration of such term, shall thereafter be elected every three years for a three-year term. The Company's Amended and Restated Articles of Incorporation does not permit stockholders to cumulate their votes for the election of directors.

         The following table sets forth certain information, as of July 10, 2002, regarding the Company's current Board of Directors and executive officers.

                                               Position(s) Held           Director      Term to
     Name                        Age (1)       In the Company                            Since         Expire
----------------                 -------   ------------------------------------------   --------      -------
Jason W. Galanis(3)               32         President and Chief  Executive Officer       1999         2003
Mr. Max Lucas                     60         Chief Financial Officer and Director         2002
Mr. Mike Luebbert                 49         Vice President of Risk Operations and
                                             Compliance.
John Mendez                       43         Vice President and Director of
                                             Business Development.
Jason Tam                                    Controller
Frank McBride                     40         Managing Director
Russell J. Cheetham              [  ]        Director                                     1999         2003
Charles L. Samel                  53         Director                                     1999         2003
Leighton Bloom                    66         Director                                     1999         2001 Resigned
Nicholas Wise (2)                 42         Director                                     1999         2001 Resigned
Harry J. Weitzel (2)              62         Chairman and Chief Executive Officer         1999         2001 Resigned
Kevin L. Washington               28         Executive Vice President and Director        1999         2001 Resigned
Dr. Rory F. Knight(2)             47         Director                                     1999         2001 Resigned
George Pilallis(2)                52         Director                                     1999         2001 Resigned
Michael Bodnar(2)                 52         Director                                     1999         2001 Resigned

-----------------
(1)      As of July 16, 2002;
(2) Directors Pilallis and Weitzel resigned following the Board Meeting of July 18, 2001. Mr Weitzel concurrently resigned as CEO. Director Bodnar resigned effective January 7, 2001. Director Knight resigned effective March 2, 2001; Director Wise resigned during the fiscal year ended March 31, 2002.
(3) Director Galanis was unanimously voted as President and CEO on July 18, 2001. He previously had resigned as an officer on September 12, 2000 as disclosed.

         The principal occupation of each director of the Company and each of the named executive officers is set forth below. All directors have held their present position for at least five years unless otherwise indicated.

         JASON W. GALANIS -Chief Executive Officer and Chairman. Mr. Galanis became President and a Director of the Company in November 1999, later resigning in September 2000. He returned in July 2001 as the Company's President and Chief Executive Officer. Mr. Galanis has 13 years experience as a private equity investor specializing in electronically processed financial services, having founded The Credit Store in June 1992, a nationwide VISA/MasterCard credit card issuer traded on the American Stock Exchange and funded in part by General Electric Capital and other institutional investors. His experience also includes debtor/creditor restructuring and international structured finance. Mr. Galanis is a principal of Vianden Capital Management, L.L.C., the investment advisor to Thesseus International Asset Fund, a closed-end, split income venture capital fund that he founded in 1997 to invest in early-stage financial services companies in North America and the UK. Mr. Galanis has also served as a director of Thesseus from February 9, 1998 until April 10, 2000. He lived in London for two years managing a private equity fund he co-founded and completed the Advanced Management Programme at Oxford University (Templeton College).

         MAX LUCAS, Chief Financial Officer and Director. Mr. Lucas was Chief Financial Officer and Director at Citicorp Credit Services, part of Citigroup (NYSE: C), where he worked for eight years. For the prior twenty-two years, he held positions at First Chicago Corporation, a division of Bank One (NYSE: ONE), where he was Vice President & Financial Manager for the Trading Products Group, Vice President & Financial Manager for the Investment Banking Group, and Corporate Secretary and Controller.

         RUSSELL J. CHEETHAM, Director and Audit Committee Chairman. Mr. Cheetham served in various executive capacities with the World Bank for 27 years focused on large loan and economic development initiatives. He is now President of Asia-Pacific Investment Services Corporation, a Seattle-based business advisory company to corporations and governments in the Asia-Pacific region, Europe, the former Soviet Union and the United States. He is a member of the Board of Advisors of the SC&M Investment Management Corporation, an asset management and investment banking services company with offices in Chicago, Florida and Tokyo. He is also a member of the Advisory Board of Cross Pacific Technology Partners, a private equity fund based in California. Mr. Cheetham is Chairman of the Financial Markets Committee of the U.S. Pacific Economic Cooperation Council (PECC) and a member of the PECC Board. He is also a member of the board of the Rural Development Institute. Mr. Cheetham received his undergraduate degree in Agricultural Science from the University of Sydney. He earned his M.A. and Ph.D. in Economics from the University of Wisconsin, after coming to the U.S. as a Fulbright fellow. Mr. Cheetham is the recipient of a number of awards, including the Bintang Jasa Pratama conferred by the Government of Indonesia.

         LEIGHTON A. BLOOM -- DIRECTOR. Mr. Bloom became Chief Technology Officer and Director of the Company in November 1999. Mr. Bloom is currently and has been since 1998 a technology consultant to Key Bank, a national bank, on Internet and intranet information retrieval and publishing. He is currently employed as a technology consultant to Citigroup, reporting to European operations. He was a senior technology consultant to Chemical Bank and its successor, Chase Manhattan Bank, from 1993 until August 1999, developing techniques for management of, and information mining and distribution from, very large investment databases in support of private, corporate and mutual fund asset managers, most recently for intranet publication. Previously, from 1991 to 1993, Mr. Bloom was a senior consultant to Donaldson, Lufkin & Jenrette on the collection, management and internal publication of investment banking information; to Avon Corporation on data mining and analysis of marketing program effectiveness; and to Aetna, Inc. on the optimization of computer-based corporate health care customer service interactions. During 38 years in the computer industry, Mr. Bloom has developed systems for several other firms in the financial services industry as well as firms in other industries that include publishing, litigation, real estate, natural resources, manufacturing, transportation, communications, and advertising.

         CHARLES L. SAMEL, Director. Mr. Samel is the principal financial advisor and senior advisor the Office of the Chairman of a 30-year old New York print media company, General Media, with sales of US$100 million. He was formerly President of Bankers Capital, which was the lead US-advisor to several Japanese multi-national real estate investors. Mr. Samel has developed in excess of $500 million of residential construction and has structured the acquisition of dozens of large projects for Japanese investors. He is a Reinsurance Intermediary Broker and is active in developing risk management strategies and reinsurance agreements for structured finance transactions.

         JOHN MENDEZ, Vice President and Director of Business Development. Mr. Mendez previously held several executive positions with Western Union's Commercial Services, a unit of First Data Corporation (NYSE: FDC) and MoneyGram Payment Systems, a unit of Viad (NYSE: VVI), which together are estimated to control 90% of the worldwide cash remittance business. At Western Union, Mr. Mendez's last position was Vice President of National Accounts. He was responsible for a wide range of executive functions in connection with Western Union's Commercial Services sales strategy. Mr. Mendez also managed Western Union's highly successful Quick Collect program within their largest accounts, such as Ford Credit (NYSE: F), Chrysler Financial (NYSE: DCX), and GE Capital (NYSE: GE). At MoneyGram, he was Vice President of Sales and was responsible for establishing retail distribution relationships throughout North and South America.

         MIKE LUEBBERT, Vice President of Risk Operations and Compliance. Mr. Luebbert had been Vice President of Risk Management for First Data Corporation (NYSE: FDC) since 1994, where he was in charge of all commercial payment units, including Western Union Financial Services and Integrated Payment Systems, both wholly-owned subsidiaries of First Data Corporation. In this position, Mr. Luebbert coordinated compliance, credit, collections and fraud prevention functions, as well as monitoring all agent activity to ensure they meet governmental compliance regulations. In this role, he reduced aggregate losses to under $9 million on over $1 trillion in annual payments risk. During his tenure, volume grew over 300%, while losses were reduced by 60%. In 2000, Mr. Luebbert won the First Data Corporation Service Profit Team Award for best overall team performance out of more than 30,000 employees.

         FRANK MCBRIDE, Managing Director. A series of unique and dynamic professional experiences has allowed Mr. McBride to build a balanced, and extremely creative professional skills package. Frank served ten years of uninterrupted employment which included being part of the American Express spin-off to First Data Corp. (FDC) and the acquisition of First Financial Management Corporation (FFMC) and Western Union, allowed Frank to experience and practice traditional management techniques, as well as first hand knowledge of managing and integrating acquisitions, as well as developing strategic partnerships, and licensing concepts. Working in various disciplines with increasing responsibility levels taught him how to navigate through the sales cycles both internally and externally to achieve maximum performance. Combining the entrepreneurial spirit with the logic of product/brand extensions. He was able to establish several `business within a business' applications; all utilizing existing infrastructure which was sold to a different vertical market. Some personal highlights include: 5 years of Presidential Awards as well as spearheading a cross-selling initiative that was embraced by the Chairman of First Data Corporation.

         During his tenure as, General Manager of National Accounts as well as working in Product Development and sales he personally served: AT&T International, Ford Motor Credit Company, General Motors, Kroger, Rite Aid, Southland Corp, MCI/WorldCom, American Express TRS, ACE Cash Express and Chase Manhattan Bank.

         HARRY J. WEITZEL. During the reporting period ended March 31, 2002, Mr. Weitzel served as Chief Executive officer and Chairman of the Board of the Company. He has resigned effective July 18, 2001. Mr. Weitzel currently is, and has been since June 1998, the Managing Principal of Cedar Cove Advisors, LLC, a private investment management and financial advisory firm located in Lexington Park, Maryland. From August 1996 to May 1998 he was the CEO of Pacific Consumer Funding, LLC, ("PCF") a major national originator, servicer and seller of sub-prime consumer loans located in Dallas, Texas. Mr. Weitzel continues to serve as a consultant to Pacific USA Holdings Corp., PCF's parent. From January 1992 to July 1996, Mr. Weitzel was President of the Consumer Asset Management Division ("CAMD"), formerly CLS, of Electronic Data Systems Corporation. Under Mr. Weitzel's direction, CAMD became a leading provider of consumer loan out-sourcing services in the United States and actively participated with clients in the creation of national financial conduits for various types of consumer loans. Prior to joining CAMD, Mr. Weitzel was with MNC Financial Corporation (a major commercial bank holding company) for 30 years, retiring as President of MNC Retail Services Corporation, its consumer finances subsidiary. While at MNC, Mr. Weitzel also oversaw its international merchant banking operation, which was headquartered in London and served as Chairman of its Luxembourg bank subsidiary. He also served as a director of MBNA which, since 1982, has developed into the world's third largest credit card lender with over $50 billion in consumer receivables. Mr. Weitzel was also a founder of Thesseus and has served as a director since its inception.

         NICHOLAS P. WISE -- During the reporting period ended March 31, 2002, Mr. Wise served as a Director of the Company having resigned during 2001. Mr. Wise became a Director of the Company in December 1999. Mr. Wise has a long career managing public policy issues in Washington, D.C.. He is President and founder of the government affairs firm of Wise & Associates, Washington, D.C., specializing in legislative and regulatory matters before the Congress and executive branch agencies, a position he has held since January 1997. From 1983 until 1986, Mr. Wise was an attorney on the staff of Senator Mike DeWine (Rep:
Ohio). He served as Senator DeWine's Chief Counsel and Legislative Director from 1986 to 1989. From 1989 to 1992, he served as Deputy Assistant Attorney General at the Department of Justice, where he was Attorney General Thornburgh's liaison with Congress and to the Counsel to the President. Mr. Wise served as Chief Strategist and Chief Counsel for Senator DeWine from 1992 through 1997.Mr. Wise earned his J.D. at Case Western Reserve University in 1983 and his B.A. (cum laude) at the University of Cincinnati in 1980. Mr. Wise is a member of the Ohio and Virginia Bar.

         DR. RORY F. KNIGHT-- Director. Dr, Knight was not a director of the Company during the reporting period ending March 31, 2002. He resigned effective March 2, 2001. Dr. Knight is founder of Oxford Metrica, an independent risk management advisory firm. Dr. Knight was Dean of Templeton College, the graduate business school at Oxford University, a position he has held since 1994. He is also a Fellow in Finance at Templeton College. Prior to coming to Oxford he was the Deputy Director of a foundation within the Swiss National Bank (the central bank of Switzerland) from 1986 to 1994. In this capacity he worked directly with the Directorate and with the International Banking sector. Dr. Knight's work on stockholder value has been published internationally and includes the Value Creation Quotient (VCQ), his public company quantitative analysis. Dr. Knight also advises a number of multinational businesses and is on the board of an international investment fund.

         KEVIN WASHINGTON-- Director. During the reporting period ended March 31, 2002, Mr. Washington served as a Director of the Company having resigned during 2001. Mr. Washington became Executive Vice President and Director of the Company in November 1999. Mr. Washington was a principal in Olympic Holdings, a privately held equity securities investment and trading firm with offices in Los Angeles and London. He is a founding partner of KnightVianden Capital, an Oxford based financial services group founded with Jason Galanis and Dr. Knight. KnightVianden Capital operates KnightVianden Research Associates within Templeton (Oxford University) which focuses on risk and value with a particular focus in biotechnology, Internet companies and financial services. Mr. Washington is also a partner in a family partnership which has interests in real estate, avionics and other venture capital investments.

         GEORGE C. PILALLIS--During the reporting period ending March 31, 2002, Mr. Pilallis served as Executive Vice President and Director. He resigned effective July 18, 2001. Mr. Pilallis joined the Company as Managing Director in December 1999 and became Executive Vice President in February 2000. From June 1997 to December 1999, Mr. Pilallis was President and Chief Executive Officer of Advantage Funding Group, Inc. a subsidiary of Pacific Consumer Funding ("PCF") an originator, servicer and seller of non-prime consumer loans located in Boston, Massachusetts. Mr. Pilallis previously held the position of Managing

Director for PCF, a unit of Pacific USA Holdings Corp., a national originator, servicer and seller of non-prime consumer loans located in Dallas, Texas from March 1997 to January 1998. From June 1991 to February 1997, Mr. Pilallis was Managing Director of Capital Markets of the Consumer Asset Management Division ("CAMD"), formerly CLS Corporation, of Electronic Data Systems Corporation. Mr. Pilallis was responsible for all aspects of consumer loan outsourcing services for capital market transactions, particularly those involving non-prime and sub-prime asset-backed classes in automobile, home equity and credit cards. Prior to joining CAMD, Mr. Pilallis held a variety of executive positions with SMS Corporation, GE Capital Mortgage Insurance and the John H. Harland Company.

         MICHAEL BODNAR. During the prior reporting period ended March 31, 2001, Mr. Bodnar had been Chief Financial Officer and Director of the Company until his resignation on January 7, 2001. He served as Chief Financial Officer of Thesseus since December 1997. He has been a member of the British Columbia and Canadian Institutes of Chartered Accountants since 1978. From June 1997 until he joined Thesseus, Mr. Bodnar was Chief Financial Officer of a group of financial services sector companies with offices in Vancouver that concentrated in the distressed debt field. In this capacity, his responsibilities included overseeing the accounting and record keeping functions for a portfolio of both performing and non-performing Visa(R) and MasterCard(R) receivables. From March 1983 to April 1997 Mr. Bodnar was Vice President, Finance for Wosk's Ltd., a major Western Canadian retailer of furniture, appliances and electronics products, where his responsibilities included overseeing all areas of consumer finance, including credit card programs. From 1973 to 1983 he was a Senior Manager with KPMG in its Vancouver and New Westminster offices, where he performed audit and general business advisory services.

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

ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation

         The following table sets forth information regarding compensation paid by the Company and its subsidiaries to the Chief Executive Officer and each Named Officer.

                                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                         Annual Compensation                     Compensation Awards
                              ---------------------------------------  -----------------------------------------
                                                                                            Securities
                                                                                            Underlying
Name and                      Fiscal                            Other Annual         Options/        All Other
Principal Position             Year     Salary     Bonus        Compensation(1)      SARS (#)      Compensation
------------------------      -------   ------    --------   ---------------------  -----------    -------------
Jason Galanis                 2002    180,000(4)
Max Lucas                     2002    125,000
Mike Luebbert                 2002    125,000
John Mendez                   2002    125,000
Frank McBride                 2002    125,000
Harry J. Weitzel              2001         0            0            0               66,666(2)(3)        0
Chairman and Chief            2000         0            0            0               66,666(2)(3)        0
Executive
Officer

----------------------------
(1) Excludes perquisites and other personal benefits that do not exceed $50,000 or 10% of each officer's total salary and bonus.
(2) Represents options to purchase 66,666, as adjusted for splits, shares of common stock at the exercise price of $1.35.
(3) On July 18, 2001, the Board of directors unanimously voted to rescind the 1999 Stock Option Plan in its entirety which covers all previously issued options, including Director Weitzel's above.
(4) Mr. Galanis has not been paid in fiscal 2002. His salary has been accured prorata from July 19, 2001 when he was appointed as CEO.


1999 Stock Option Plan

         The Board of Directors and stockholders holding a majority of the outstanding common stock of the Company have also adopted the 1999 Stock Option Plan (the "Stock Option Plan"), which provides for the issuance of options to acquire up to 500,000 shares (as adjusted for the Company's December 30, 1999 and August 2001 stock splits) of the Company's common stock. As of March 31, 2000, options to purchase 833 shares had been granted. These options were rescinded in July 2001. None of these options had been exercised as of the rescission date. The purpose of Stock Option Plan is provide additional financial incentive to officers, directors, key employees and important consultants of the Company (and its present or future subsidiary corporations).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                      SECURITY OWNERSHIP OF MANAGEMENT AND
                            CERTAIN BENEFICIAL OWNERS

         The following table sets forth, as of July 10, 2002, the beneficial ownership of the Company's Common Stock (as adjusted for all stock splits through such date): (i) by each person known by the Company to be the beneficial owner of five percent or more of the Company's outstanding Common Stock, (ii) by each director of the Company, (iii) by the chief executive officer and each executive officer whose compensation would have exceeded $100,000 during fiscal 2001 (the "Named Officers"), and (iv) by the directors and executive officers of the Company as a group. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares. The business address of the officers of the Company is that of the Company.

                                               Number of                         Number of
Name, Position and Address                     Common Shares                     Preferred Shares
Beneficial Owner                               Beneficially        Percent       Beneficially           Percent
                                               Owned (1)           of Class      Owned (1)              of Class
------------------------------------------     --------------      ----------  -------------------   --------------
Thesseus International Asset
Fund NV                                           317,244(2)          2.5%        8,500,000(3)            100%
Zeelandia Office Park
16 Kaya W.F.G. (Jombi)
Mensing, Curacao,
Netherlands Antilles

Thesseus International Asset
Fund NV                                           317,244(2)          2.5%        8,500,000(3)            100%
Zeelandia Office Park
16 Kaya W.F.G. (Jombi)
Mensing, Curacao,
Netherlands Antilles

Jason W. Galanis(4)                               317,244(2)         19.7%        8,500,000(3)            100%
c/o EGX Funds Transfer
3125 Sterling Circle
Boulder, CO 80301
Chief Executive Officer
and Chairman

TransStar(5)                                    1,760,000            13.9%
c/o EGX Funds Transfer
3125 Sterling Circle
Boulder, CO 80301

Internet Transaction Services(6)                3,520,000            27.8%
c/o EGX Funds Transfer
3125 Sterling Circle
Boulder, CO 80301

Future Generations(7)                           3,520,000            27.8%
c/o EGX Funds Transfer
3125 Sterling Circle
Boulder, CO 80301

Directors and Executive
Officers as a Group                               343,929(2)         2.71%        8,500,000(3)            100%
(1) persons) (x)

Max Lucas                                          10,985            0.09%

Mike Luebbert                                      12,086            0.10%

John Mendez                                         3,614            0.29%

---------------------
(1) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in Rule 13d-3 promulgated by the SEC. Accordingly they may include securities owned by or for, among others, the wife and/or minor children or the individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options or convertible securities within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities.
(2) Includes shares issuable upon conversion of series A preferred stock, subject to anti-dilution adjustments. The series A preferred stock is convertible into 19.99 % of the outstanding common shares or 1.65 shares for each preferred share held. The preferred shares carry voting rights on an as converted basis. On August 1, 2001, the designations of rights and preferences were modified to provided for, amongst other things, a 75 day notice period prior to conversion. As a result, the preferred holders are not deemed to be beneficial owners as set forth in Rule 13d-3 promulgated by the SEC.
(3)      Series A preferred shares includes 8,500,000 series a preferred shares.
(4) Mr. Galanis is a managing director of Thesseus and is a beneficiary of a family trust which beneficially owns majority of Thesseus. Includes 216,933 shares of common stock, and 8.5 million shares of Series A preferred stock, beneficially owned by Thesseus. Trustkantoor Curacao, the Ernst and Young affiliate which is the resident director of Thesseus, has sole voting and dispositive power over the shares held by Thesseus. Jason W. Galanis is a one fourth beneficiary of a family trust that owns a majority of the voting capital stock of Thesseus. Mr. Galanis has no voting or dispositive power over the shares held by Thesseus. Until their resignation as of April 10, 2000, Harry Weitzel, Mr. Galanis and Rory Knight were directors of Thesseus.
(5) TranStar is controlled by Scott Boyd, who is the son of Alan Boyd, a consultant to Internet Transactions Services. Internet Transaction Services is also a lender to a subsidiary of the Company pursuant to a $2,000,000 secured line of credit.
(6) Internet Transaction Services is controlled by Chris Boyd, who is the son of Alan Boyd, a consultant to Internet Transaction Services. Internet Transaction Services is also a lender to a subsidiary of the Company pursuant to a $2,000,000 secured line of credit.
(7) Future Generations is a corporation established for the benefit of certain children of Alan Boyd. Alan Boyd is a consultant to Internet Transaction Services. Certain of Mr. Boyd's adult children are shareholders of the corporation. Future Generations was previously a principal shareholder of KeyCom, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Several of the members of the Company's current and former management team, namely, Harry Weitzel, Kevin Washington and Jason Galanis, were, until their resignation on April 10, 2000, principals in Thesseus International Asset Fund NV ("Thesseus"), the entity from which the Company acquired its interests in Eikos Acquisition Limited, eCard Solutions, Inc. (formerly Brunswick Capital Partners, Inc.) and InfoBase Direct Marketing Services, Inc. ("InfoBase"). the Company acquired 100% of Eikos for 100,000 shares of common stock (as adjusted for the December 1999 stock split and the August 2001 stock split) and 8.5 million shares of Series A Preferred Stock. The Series A Preferred Stock converts into an aggregate of 20% of the outstanding Common Stock on a fully diluted basis. the Company also initially acquired from Thesseus, in exchange for 158 shares of Common Stock, preferred stock convertible into 40% of the common stock of eCard Solutions, Inc. and preferred stock convertible into 49% of the common stock of InfoBase. As a result, these transactions did not result from arms-length negotiations. The related agreements may include terms and conditions that may be more or less favorable to the Company than terms contained in similar agreements negotiated with third parties. Michael Bodnar, a former officer of the Company, was an officer of Thesseus at the time of such transactions.

         Thesseus and the Company also have an informal arrangement pursuant to which the Company reimburses Thesseus for its pro rata share of administrative expenses as determined by management. These administrative expenses include among other things, rent, administrative staff and office costs. During the 2000 and 2001 fiscal years, the Company paid Thesseus $71,000 and $205,644, respectively, for these expenses.

         Kevin Washington and Jason Galanis are principals of K. Washington - Galanis Investments LLC, from which the Company acquired 100% of CASA@Home.com, Inc. for 317 shares of Common Stock (as adjusted for stock splits). As a result, this transaction did not result from arms-length negotiations and the related agreement may include terms and conditions that may be more or less favorable to the Company than the terms contained in similar agreements negotiated with third parties.

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

         The Company was charged $205,644 in fiscal 2001 in administration fees by Thesseus Services Ltd., a wholly owned subsidiary of a related party.

         The CEO of the Company is a one fourth beneficiary of a family trust that beneficially controls approximately 19.6% of the common shares of the Company as of March 31, 2002. After the recapitalization resulting from the conversion of Series E preferred stock in June 2002, this trust beneficially controlled approximately 2.5% of the common shares of the Company.

         On June 11, 2001, the Company sold 150 units to Xtelligence, Inc. for consideration of $150,000, consisting of 71,429 commons shares at $2.10 per share and warrants. The warrants entitle the holder to purchase, for a term of
(5) years, an aggregate of 71,429 shares of common stock at an exercise price equal to $2.10 per share. The warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits.

         On July 31, 2001 Thesseus International Asset Fund, an entity which is a related party since a director and the CEO of the Company has beneficial ownership, executed a Subscription Agreement with the Company to purchase up to 650 units for a purchase price of $1,000 per unit or $2.10 per common share. Each unit consists of 476 shares of the Company's common stock and a five-year warrant to purchase up to 476 shares of the Company's common stock at an exercise price equal to $2.10 per share. The units and warrants carry a 90-day reset provision in respect to recapitalizations or reverse splits. Funds received on July 31, September 10 and September 20, were $400,000, $30,000 and $220,000, respectively. The proceeds were used for the acquisition of Key Com, Inc. A total of 309,523 warrants were issued pursuant to this subscription.

         On August 7, 2001, 214,286 common shares were issued in exchange for a modification of the terms of the Series A Preferred Shares. The Series A Preferred Stock is owned by Thesseus, described above.

         On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with Key Com, Inc. the Company invested $750,000 of the proceeds obtained from the sale of common stock to acquire $750,000 Zero-Coupon Participating Convertible Debt Certificates from Key Com, Inc. The Debt Certificates entitle the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity. Since, Key Com, Inc. was acquired by the Company (See Note 4(J)); this investment is eliminated in consolidation for accounting purposes.

         On August 28, 2001, the holders of the Series B preferred shares converted those shares and $99,333 of accrued dividends to 373,838 common shares and were issued 385,714 warrants as an inducement to convert. The warrants are exercisable at $3.50 and expire in June 30, 2006. The Series B Preferred stock was issued in connection with the conversion of a $1,000,000 promissory note held by Derek Galanis, the brother of Jason Galanis, the CEO of the Company. In addition, Derek Galanis is a one fourth beneficiary of a trust that is the majority shareholder of Thesseus. Derek Galanis does not control the trust and does not control Thesseus.

         On August 28, 2001, Jason Galanis elected to convert $101,000 of notes into 48,095 common shares valued at the contemporaneous offering price of $2.10 per share.

         In July 2000, the Company filed a certificate of designation for Preferred Stock Series A, which was issued in November 1999. At that time the certificate provided for conversion to common stock at a 2 for 1 ratio, 2 votes for each preferred share, a liquidation preference valued at $0.7756 per share plus a preferred liquidation preference amount of a 10% simple accrual on the $0.7756 ("Liquidation Value") and 6.5% cumulative dividends on the liquidation value.

         On August 23, 2000 the Company and the holders of the Series A Preferred Stock agreed to amend the certificate of designations to eliminate the cumulative dividends and add a provision whereby the preferred stock would be convertible to common stock at the greater of a 2 for 1 ratio or 20% of the common stock on a fully diluted basis.

         On August 1, 2001, the Company again amended the certificate of designations including changing the conversion rights to the greater of 1.65 to 1 or 19.99% of the total common stock outstanding on a fully diluted basis, voting rights based on the greater of 2 votes per preferred shares or the numbers of common shares that the preferred is convertible to at any time considering the new conversion terms, and making the preferred stock redeemable at the Liquidation Value on or after December 31, 2005 or earlier if a default occurs, as defined in the certificate. The amendment also requires a 75-day notice period prior to conversion. The preferred stock Series A holders also agreed to pay consideration of $100,000 cash and were issued 214,285 common shares as part of the overall, transaction.

         The value of the preferred stock had originally been recorded as it original liquidation value of $0.7756 per share or an aggregate $6,592,494. The above transactions have been collapsed into one transaction for accounting purposes. The maximum liquidation value of $7,746,305 (as escalated per the 10% accrual discussed above) as of March 31, 2002 has been reclassified to temporary equity, between liabilities and equity, due to the redemption feature and the increase of $1,153,811 was charged to the accumulated deficit as a constructive dividend to the Series A preferred stockholders. The liquidation and redemption value increases by $54,938 per month under the 10% formula discussed above. The liquidation preference is subordinate to the Series E preferred stock discussed below.

         On August 28, 2001, the holders of the Series B preferred shares converted those shares and $99,333 of accrued dividends to 373,838 common shares and were issued 385,714 warrants as an inducement to convert. The warrants are exercisable at $3.50 and expire in June 30, 2006. The controlling member of the entity, Blair Developers LLC, that owned the Series B immediately prior to conversion is the brother of the CEO of the Company.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                  (a) (1)  FINANCIAL STATEMENTS:

                  (a) (2)  FINANCIAL STATEMENT SCHEDULES:

                  None.

                  (a) (3)  EXHIBITS:

       --------------------------- ---------------------------------------------
             EXHIBIT NUMBER        DESCRIPTION
       --------------------------- ---------------------------------------------

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EGX FUNDS TRANSFER, INC.


Date: July 15, 2002                 By:     /s/ Jason Galanis
                                       -----------------------------------------
                                               Name:  Jason Galanis
                                               Title: Chief Executive Officer
                                                      (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             /s/ Jason W. Galanis
             --------------------------------------------------
             Name: Jason W. Galanis
             Title:  Chairman and Chief Executive Officer
             Date:         July 15, 2002

             /s/  Max Lucas
             --------------------------------------------------
             Name: Max Lucas
             Title:  Chief Financial Officer and Director
             Date:         July 15, 2002

             /s/ Russ Cheetham
             --------------------------------------------------
             Name: Russ Cheetham
             Title:  Director
             Date:         July 15, 2002

             /s/ Leighton Bloom
             --------------------------------------------------
             Name: Leighton Bloom
             Title:  Director
             Date:         July 15, 2002

             /s/ Charlie Samel
             --------------------------------------------------
             Name: Charlie Samel
             Title:  Director
             Date:         July 15, 2002

                                  EXHIBIT INDEX

       --------------------------- ---------------------------------------------
             EXHIBIT NUMBER        DESCRIPTION
       --------------------------- ---------------------------------------------

              2.1