Form 10QSB/A
period 2001-12-31
EGX FUNDS TRANSFER INC
filed 2002-08-21
CIK 1081227

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

                                     INDEX

                                                                         Page No

PART  I  Financial  Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheet.........................................3
         Consolidated Statement of Operations...............................4
         Consolidated Statement of Cash Flows...............................5
         Consolidated Statement of Stockholders' Equity.....................6
         Notes to Consolidated Financial Statements.........................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and  Results  of  Operations  or  Plan  of  Operation. . . . . . .20

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Balance Sheet
(Expressed in U.S. Dollars)

=======================================================================================================
                                                                            December 31     March 31
                                                                                   2001         2001
-------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)
ASSETS

Current assets:
  Cash                                                                     $     11,806   $          -
  Accounts Receivable                                                             1,000              -
  Loans receivable                                                               46,745              -
  Receivable from related parties                                                80,608         81,053
  Prepaids                                                                      408,939          2,261
-------------------------------------------------------------------------------------------------------
                                                                                549,098         83,314

Property and equipment, net                                                     326,904              -

Other Assets:
  Intangible asset - software rights and systems, net                         1,100,000              -
  Deposits and other assets                                                      48,285              -
-------------------------------------------------------------------------------------------------------
                                                                              1,148,285              -

                                                                           $  2,024,287   $     83,315
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                 $  1,430,482   $  1,295,405
  Payable to related parties                                                    262,879        232,187
  ITS Revolving Line of Credit                                                  310,378              -
  Notes payable                                                               1,079,657        326,570
  Note payable, Starfish Group, LLC                                                   -      3,585,348
-------------------------------------------------------------------------------------------------------
                                                                              3,083,396      5,439,510
  Redeemable Series A Preferred Stock, convertible and voting, 8,500,000
   authorized, 8,500,000 issued and outstanding                               7,581,491              -
  Redeemable Series E Preferred Stock, convertible and voting, 250,000
   authorized, 250,000 issued and outstanding                                25,000,000              -

Stockholders' equity:
  Share capital:
    Authorized:
      300,000,000 common shares with par value of $0.001
      25,000,000 preferred shares with par value of $0.001
    Issued and fully paid:
        8,500,000 (March 31 - 8,500,000) Series A,
                  non redeemable, voting, convertible preferred shares                -          8,500
        Nil (March 31 - 1,000,000) Series B, non-redeemable,
                  non-voting, 8% cumulative convertible preferred shares              -          1,000
        1,300 (March 31 - 1,300) Series D, redeemable, non-
                  voting, convertible preferred shares                                1              1
        112,993,515* (March 31 - 151,417*) common shares                        112,992            909
        Additional paid-in capital                                           11,776,552     15,742,611
        Deficit accumulated during the development stage                    (45,530,146)   (21,109,216)
-------------------------------------------------------------------------------------------------------
                                                                            (33,640,600)    (5,356,195)

                                                                           $  2,024,287   $     83,315
=======================================================================================================

Note: *Adjusted to reflect reverse stock split 1:30 on July 18, 2001, August 22, 2001 and forward stock split 5:1 on October 29, 2001

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Unaudited)
(Expressed in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------
                                                   Nine months    Nine months    Three months    Three months
                                                         ended          ended          ended            ended
                                                       Dec 31,        Dec 31,        Dec 31,          Dec 31,
                                                          2001           2000           2001             2000
==============================================================================================================
Revenue:
  Interest                                        $      2,301   $    112,139   $           -   $      66,667
  User transaction fee                                  21,137              -          16,521               -
  Foreign exchange                                       3,538          2,309             678            (241)
--------------------------------------------------------------------------------------------------------------
                                                        26,976        114,448          17,198          66,426
Expenses:
  Accounting and audit                                  86,197         81,825          26,197          20,325
  Bad Debts                                             12,100         53,190               -          53,190
  Consulting                                           226,231        530,565         196,231         190,000
  Credit card fees and expenses                          1,667         15,611           1,667               -
  Equipment leasing                                      1,586          3,668             995             312
  General, selling and administration                        -        205,644               -          85,644
  Impairment loss                                   22,798,882              -      22,798,882               -
  Interest                                             287,902        132,844          24,140          76,248
  Legal                                                 48,798        802,064           3,522         336,128
  Marketing                                             12,349         53,194           6,749           2,467
  Miscellaneous                                         23,764         11,361          21,176           2,463
  Outside Services                                      80,617              -          52,136               -
  Payroll                                              156,586        113,736          95,302          14,416
  Printing                                               1,878         17,186           1,878               -
  Regulatory filings                                     1,505          9,900           1,505           1,607
  Rent                                                  54,454         32,038          31,447         (16,193)
  Software amortization                              2,172,626              -       2,172,626               -
  Stock transfer fees                                   15,479          2,143           9,429           1,339
  Telephone                                             28,223         15,626          27,165           4,718
  Travel                                                39,017         13,462          37,428           1,850
  Write-off of Intellectual Capital                          -          2,000               -           2,000
  Write-off of Infobase                                      -        226,466               -         226,466
  Write-off Themeware Note                             393,556              -               -               -
--------------------------------------------------------------------------------------------------------------
                                                    26,443,416      2,322,523      25,508,474       1,002,980
--------------------------------------------------------------------------------------------------------------

Net Income (loss) before extraordinary gain        (26,416,440)    (2,208,075)    (25,491,276)       (936,554)
Extraordinary Gain                                   2,984,507              -       2,984,507               -
--------------------------------------------------------------------------------------------------------------

Net Income (loss) before equity losses             (23,431,933)    (2,208,075)    (22,506,768)       (936,554)
Equity losses                                                -       (599,982)              -        (101,624)
--------------------------------------------------------------------------------------------------------------

Net income (loss) for the period                   (23,431,933)    (2,808,057)    (22,506,768)     (1,038,177)
==============================================================================================================

Constructive Dividend on Preferred Series A           (988,997)             -        (988,997)              -
--------------------------------------------------------------------------------------------------------------

Net Gain (loss) available to Common Stockholders   (24,420,930)    (2,808,057)    (23,495,765)     (1,038,177)
==============================================================================================================

Basic and diluted earnings (loss) per share*      $      (0.52)  $     (25.86)  $       (0.24)  $       (9.65)
==============================================================================================================

Weighted average shares, basic and diluted*         46,749,678        108,582      97,795,026         107,528
==============================================================================================================

Note: *Adjusted to reflect reverse stock split 1:30 on July 18, 2001, August 22, 2001 and forward split 5:1 on
      October 29, 2001

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

-----------------------------------------------------------------------------------
                                                        Nine months    Nine months
                                                              ended          ended
                                                           Dec. 31,       Dec. 31,
                                                               2001           2000
===================================================================================
Cash flows from operating activities:
  Net income (loss)                                    $(23,431,933)  $ (1,769,880)
  Items not involving cash:
      Software amortization                               2,172,626              -
      Impairment loss                                    22,798,882              -
      Write-off Themeware Note                              393,556              -
      Extraordinary gain on Starfish debt conversion     (2,984,507)             -
      Equity losses                                               -        498,359
  Changes in non-cash operating working
    capital:
      Decrease (increase) in prepaids                           800         12,112
      Decrease (increase) in interest receivable             (2,301)       (44,064)
      Decrease in refundable deposits                       (14,490)       150,000
      Increase in accounts payable and
        accrued liabilities                                 531,922        746,856
-----------------------------------------------------------------------------------
  Net cash used in operating activities                    (535,446)      (406,616)

Cash flows from investing activities:
  Notes receivable                                         (391,254)    (3,695,000)
  Investment in Keycom, Inc.                             (1,000,000)             -
  Computer and Furniture Equipment                         (117,182)             -
  Cash acquired from Keycom                                  50,588              -
  Distributions from Eikos Acquisition Limited                    -        277,200
-----------------------------------------------------------------------------------
  Net cash provided by investing activities              (1,457,849)    (3,417,800)

Cash flows from financing activities:
  Notes payable                                             721,087        (63,430)
  ITS Revolving line of credit                              310,378              -
  Issuance of common shares                                 950,000              -
  Issuance of preferred shares                                    -      1,500,000
  Note payable, Starfish Group, LLC                               -      2,559,765
  Advances from related parties, net                         23,636       (182,613)
-----------------------------------------------------------------------------------
  Net cash used in financing activities                   2,005,101      3,813,722
-----------------------------------------------------------------------------------

Increase (Decrease) in cash                                  11,806        (10,694)

Cash, beginning of period                                         -         10,694
-----------------------------------------------------------------------------------

Cash, end of period                                    $     11,806   $          -
===================================================================================

EMERGENT FINANCIAL GROUP, INC.
(Formerly Inc.ubator Capital, Inc.)
(A Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity
(Unaudited)
(Expressed in U.S. Dollars)


                                                                                                 Common
                                                                                   Preferred     shares
                                                                                shares to be       to be    Additional
                                           Common     Par   Preferred        Par  authorized  authorized       paid-in  Accumulated
                                           shares   value      shares      value  and issued  and issued       capital      deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000                    98,083      98           -           -   6,592,494      2,000     7,026,428   (1,084,695)
Shares issued to Thesseus International
   Asset Fund for Eikos Acquisition,
   eCard and InfoBase**                    11,111      11   8,500,000       8,500  (6,592,494)    (2,000)    6,585,983            -
July 6th, 2000
   Shareholder loan converted to B
      preferred stock                                       1,000,000       1,000                              999,000
September 22, 2000
   Issued Series D preferred stock                              1,300           1                              500,009
   Retired common stock**                  (1,667)     (2)                                                          (8)
February 23, 2001
   Shares issued for services at
      $2.40 per share**                    27,778      28                                                      399,972
February 26, 2001
   Shares issued for services at
      $2.40 per share**                    16,111      16                                                      231,984
Net loss, year ended
   March 31, 2001                                                                                                       (20,024,521)
------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001                   151,416     152   9,501,300       9,501           -          -     15,743,368 (21,109,216)
June 11, 2001
   Subscription Agreement;
     Xtelligence, Inc.
     150 units (5,000,000 shares)*      5,000,000   5,000                                              -       145,000
July 31, 2001
   Subscription Agreement; Thesseus
     International
     400 units (13,333,335 shares)*    13,333,335  13,333                                                      386,667
August 7, 2001
   Subscription Agreement; Heritage
     West 50 units (1,666,665
     shares)*                           1,666,665   1,667                                                       48,333
Reclassify Preferred Stock Series A
   to temporary equity                                     (8,500,000)     (8,500)                          (6,583,994)
August 7, 2001
   Series A preferred shares
     modification*                     15,000,000  15,000                                                       85,000
August 28, 2001
   Holders of Series B preferred
     shares, converts all Series B
     Preferred and accumulated
     dividends to                                          (1,000,000)     (1,000)
   to 26,168,675 shares****            26,168,675  26,169                                                      (25,169)
August 28, 2001
   Officer of Company converts
     portion of note for 3,366,665
     shares at $0.03****                3,366,665   3,366                                                       97,634
August 28, 2001
   Xtelligence exercise convertible
     note for the full amount
     including all interest****        11,666,665  11,666                                                      351,135
September 10, 2001
   Subscription Agreement; Thesseus
     International 30 units
     (1,000,000 shares)****             1,000,000   1,000                                                       29,000
September 20, 2001
   Subscription Agreement; Thesseus
   International 220 units
   (7,333,330 shares)****               7,333,330   7,333                                                      212,667
September 26, 2001
   Issued Series E preferred shares
   on acquisition of Keycom, Inc.                             250,000
September 26, 2001
   Shares issued to a supplier of
   Keycom, Inc. for services at
   $0.03 per share****                  5,000,000   5,000                                                      145,000
November 30, 2001
   Starfish Group, LLC Debt
   Conversion, issued (22,500,655 +
   803,695 shares @ $0.05) for
   (4,000,000 + 149,724.92) debt****   23,304,350  23,304                                                    1,141,913
Fractional share adjustment                 2,414       2                                                           (2)
Net gain, nine months ended
   December, 31, 2001                                                                                                   (23,431,933)
Constructive Dividend                                                                                                      (988,997)
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2001            112,993,515 112,992     251,300           1           -          -    11,776,552  (45,530,146)
------------------------------------------------------------------------------------------------------------------------------------


* 90 day reset provision in respect to recapitalizations or reverse splits and adjusted to reflect forward stock split 5:1 on October 29, 2001
**  Adjusted to reflects reverse stock split 1:30 on July 18, 2001
*** Adjusted to reflects reverse stock split 1:30 on August 22, 2001
****Adjusted to reflect forward stock split 5:1 on October 29, 2001




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

     (c)  GOING-CONCERN  ASSUMPTION:

     These financial statements have been prepared in accordance with generally accepted accounting principles in the United States that are applicable to a going concern, which assume that the Company will continue its operations and be able to satisfy its obligations as they come due through the next year. As at December 31, 2001, the Company had a working capital deficiency of $2,534,298. Net loss for the nine months ended December 31, 2001 was $ 23,431,933 (net loss for 3 months, $22,506,768). The Company has not generated an operating profit since inception.

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

4.   PROPERTY  AND  EQUIPMENT:

     Property and equipment consists of the following at December 31, 2001:

          Point-of-sale terminals               $  215,000
          Computers and equipment                   68,106
          Furniture and fixtures                   183,525
                                                ----------
                                                   466,631
     Less: Accumulated depreciation                139,727
                                                ----------
                                                $  326,904
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

     On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with Key Com, Inc. the Company invested $750,000 of the proceeds obtained from the sale of common stock to acquire $750,000 Zero-Coupon Participating Convertible Debt Certificates from Key Com, Inc. The Debt Certificates entitle the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity. Since, Key Com, Inc. was acquired by the Company; this investment is eliminated in consolidation.

     On September 26, 2001, the Company consummated its acquisition of KeyCom, Inc. pursuant to the terms of the previously reported Agreement and Plan of Reorganization, dated as of July 19, 2001 (see note 2).

     The Company has evaluated impairment of its software and systems under the guidelines of SFAS 121. Management has determined to write-down certain intangible assets with the effect of eliminating them from the Company's balance sheet for accounting purposes. Due to the uncertainty of valuing intangible assets, including their estimated future value, management determined to adjust the carrying value of its assets as of December 31, 2001 to its estimated fair market value of $1,100,000 based on a undiscounted cash flows method and projecting those cash flows using only current operating terminals in place as of December 31, 2001. The Company recognized amortization for the three months ended December 31, 2001 of $2,172,626. The write-down results in a non-cash impairment loss of $22,798,882.


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

     (b)  SECURED  NOTES  PAYABLE

     $450,000 of notes payable by Keycom are secured by certain assets of Keycom and personally guaranteed by the former president of Keycom, Inc. The notes bear interest at 15% per annum payable on maturity and are repayable on January 31, 2002. Keycom was unable to repay the notes when they matured and is now in default under the terms and conditions of the notes. In January, Keycom reached agreement with the holder of the note and in consideration for a $100,000 payment, the repayment terms were extended for 90 days. The note has subsequently again matured and is due and payable.

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

     On August 1, 2001, the Company again amended the certificate of designations including changing the conversion rights to the greater of
     1.65 to 1 or 19.99% of the total common stock outstanding on a fully diluted basis with voting rights based on the greater of 2 votes per preferred shares or the numbers of common shares that the preferred is convertible to at any time considering the new conversion terms, and making the preferred stock redeemable at the Liquidation Value on or after December 31, 2005 or earlier if a default occurs, as defined in the certificate. A board resolution clarifies the voting rights noting the Series A stockholder will have minimum voting rights of 39.98%. The amendment also requires a 75-day notice period prior to conversion. The preferred stock Series A holders also agreed to pay consideration of $100,000 cash and were issued 15,000,000 common shares as part of the overall, transaction.

     The value of the preferred stock had originally been recorded as it original liquidation value of $0.7756 per share or an aggregate $6,592,494. The above transactions have been collapsed into one transaction for accounting purposes. The maximum liquidation value of $7,581,491 (as escalated per the 10% accrual discussed above) as of December 31, 2001 has been reclassified to temporary equity, between liabilities and equity, due to the redemption feature and the increase of $988,891 was charged to the accumulated deficit as a constructive dividend to the Series A preferred stockholders. The liquidation and redemption value increases by $54,938 per month under the 10% formula discussed above. The liquidation preference is subordinate to the Series E preferred stock discussed below.

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

     Commencing January 1, 2003, the shares of Series E Preferred Stock may be converted into Common shares of the Company, equal to the Stated Value plus an additional amount, as defined, ('the "Conversion Price"), divided by the Market Price, provided, however, that in no event shall the Conversion Price be greater than $21.00 per share of Common Stock (the Maximum Conversion Price). The Conversion Price and the number of Common Shares into which the Series E Preferred Stock shall be convertible shall be adjusted for stock splits, combinations, or other similar events. Series E Preferred Stock holders shall be required to convert if the common stock into which it is to convert has a market value equal to 200% of the stated value of the Series E Preferred Stock, however, such conversion is limited to 20% of the outstanding common stock at the conversion date, unless shareholder approval is obtained. In the absence of shareholder approval, an excess issuable over the 20% would be redeemable in cash at the stated value of the Series E preferred stock.

     Commencing January 1, 2002 and continuing for three subsequent quarters, the holders of the Series E have the unconditional right to put $1,000,000 of stated value of stock per calendar quarter to the company for purchase. The Company has an unconditional right to call such stock in the same amount and on the same schedule. The Company has the right to also designate any third party as the counter-party to the put rights. The Company also has the right to assign its call rights to any third party without consent of the preferred holders. On or anytime before January 1, 2003, the Company has the right to call the remaining Series E outstanding. If the Company does not call the Series E by January 1, 2003, the holders may continue to put $1,000,000 of stated value of Series E per calendar quarter to the company for purchase until the entire remaining 210,000 Series E shares have been put back to the Company for an aggregate $21,000,000. This right is also transferable to a third party designee, or designees, in whole or in part, as determined in the sole discretion of the Company; however, such transfer shall not serve to relieve the company of its liabilities. As of December 31, 2001, the put option had not been exercised. Accordingly, pursuant to the Emerging Issues Task Force Issue No 00-19 ("EIFT 00-19"), the preferred shares have been classified in the balance sheet as temporary equity, between liabilities and equity, at the maximum redemption value of $25,000,000 as of December 31, 2001.

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

In addition, the regulatory environment for money service businesses changed dramatically subsequent to the September 11 terrorist attacks as a result of substantial new laws passed by Congress, including, amongst others, the USA Patriot Act and the Anti-Money Laundering Act, which have had the effect of restricting certain operations of the Company's recent acquisition of KeyCom, a money transfer service provider. In connection with this, the impact of these external events resulted in the Company adjusting the carring value of KeyCom for accounting purposes during the fourth quarter, which the Company, in consultation with its new auditors, has also determinted to reflect in the three month period ending December 31, 2001.

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

Liquidity Plan

     - On November 21, 2001, we completed the final conversion of over $4,149,000 of senior secured debt into common stock, which was in default. As a result, our liquidity ratio (current assets to current liabilities) had a net improvement of 67.92 %, or $6,498,285
     - On October 1, 2001, our subsidiary entered into a revolving credit agreement with Internet Transaction Services for $2,000,000. As of December 31, 2001, we had drawn $310,378 from this facility in order to fund ongoing operations.
     - On December 17, 2001, we engaged vFinance Investments, a specialty investment bank in part owned by SOFTBANK, the global venture capital investment firm, to act as financial advisor and to assist in capital formation.

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

The Company reported a net loss for the nine months ended, December 31, 2001 of $23,431,933 or $(0.50) per share (as adjusted for stock splits, see Financial Statements) and a net loss of $22,506,768 or $(0.23) per share (as adjusted for stock splits) for the three months ended December 31, 2001.

Revenue. The Company reported total operating revenue of $26,976 for the nine months ($17,198 - 3 months) ended December 31, 2001, which represents primarily user transaction fees of $21,137 for the nine months ($16,521 - 3 months).

Expenses. The Company had expenses of $26,443,416 for the nine months ($25,508,474 - 3 months) ended December 31, 2001 of which, impairment loss on goodwill represented 22,798,882 ($22,798,882 - 3 months). Expenses also included interest on the notes of $287,902 ($24,140 - 3 months), consulting expenses of $226,231 ($196,231 - 3 months), audit and accounting expenses of $86,197 ($26,197 - 3 months), payroll expenses of $156,586 ($95,302 - 3 months), and software amortization of $2,172,626 ($2,172,626 - 3 months). The Company's expenses related to the acquisitions of the companies discussed herein and the preparation of securities documents.

FINANCIAL CONDITION
-------------------

At December 31, 2001, the Company's assets were comprised primarily of investments in KeyCom Holdings Inc. Substantially all of the Company's other assets had been written off. Please see Note 3 of the Company's audited Consolidated Financial Statements for the year ended March 31, 2001 for a full description of the write-offs.

The Company had a working capital deficiency of $2,534,298 and an accumulated deficit of $45,530,146 at December 31, 2001. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position, it will not be able to continue as a going concern. If the Company cannot reach agreement with its creditors in the immediate near term, the Company may be forced into liquidation or suffer other collection remedies, all of which would have severe negative consequences for the Company.

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

During the nine months ended December 31, 2001, the Company's operations were financed primarily through short-term accounts payable $531,921, sale of common stock and warrants for aggregate proceeds of $950,000, conversion of preferred stock and outstanding debt into common stock totaling approximately $5,149,000, issuance of promissory notes for aggregate proceeds of $721,087, ITS revolving line of credit $310,378, cash acquired from the acquisition of Keycom $50,588, and a Senior Convertible Note to Xtelligence, Inc. of $350,000.

At December 31, 2001, the Company had a working capital deficit of approximately $2,534,298 and $11,806 cash on hand. If the Company is unable to promptly raise additional funding it will not be able to continue as a going concern. Management is exploring various alternatives to restructure its capital structure to facilitate raising the additional funding it critically requires, and, in fact, has begun to implement certain steps such as converting preferred equity and debt and negotiating structured payment of accounts payables and
other obligations.   In addition, the Company has entered negotiations for
raising additional capital to fund acquisitions and working capital through issuance of convertible debt or preferred equity. However, there can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company.

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

On or anytime before January 1, 2003, the Company has the right to call the remaining Series E outstanding. If the Company does not call the Series E by January 1, 2003, the holders may continue to put $1,000,000 of stated value of Series E per calendar quarter to the company for purchase until the entire remaining 210,000 Series E shares have been put back to the Company for an aggregate $21,000,000. This right is also transferable to a third party designee, or designees, in whole or in part, as determined in the sole discretion of the Company; however, such transfer shall not serve to relieve the company of its liabilities. Accordingly, pursuant to the Emerging Issues Task Force Issue No 00-19 ("EIFT 00-19"), the preferred shares have been classified in the balance sheet as temporary equity, between liabilities and equity, at the maximum redemption value of $25,000,000 as of December 31, 2001.

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

On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with KeyCom, Inc. the Company invested $750,000 of the proceeds obtained from the sale of common stock to acquire $750,000 Zero-Coupon Participating Convertible Devt Certificates from KeyCom, Inc. The Debt Certificates entitle the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity.

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

There are currently outstanding 8,500,000 shares of the Company's Series A Redeemable Preferred Stock, which are convertible upon seventy-five days prior notice into the greater of 17,125,000 shares of common stock (as adjusted for stock splits) or 39.98 percent (39.98%) of the outstanding shares of common stock of the Company on the date of conversion. The Series A Preferred Stock has a liquidation preference of $0.7756 per share and the holders have the right to cause the Company to redeem such shares for $0.7756 per share at any time after December 31, 2005 after a default, as defined therein. The liquidation and redemption value increases by $54,938 per month under the 10% formula. See the description of such Series A Preferred Stock, as amended and restated, in
Exhibit 3.1 to this Quarterly

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

On August 7, 2001, pursuant to the Agreement and Plan of Merger dated July 19, 2001 with Key Com, Inc. the Company invested $750,000 of the proceeds obtained from the sale of common stock to acquire $750,000 Zero-Coupon Participating Convertible Debt Certificates from Key Com, Inc. The Debt Certificates entitle the Company to receive repayment of its investment from predefined royalty income and, after recovery of principal, to receive a reduced royalty payment in perpetuity. Since, Key Com, Inc. was acquired by the Company.

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

                                  EMERGENT FINANCIAL GROUP, INC.



Date: August 20, 2002             By:  /s/  Jason  Galanis
                                  --------------------------------
                                  Name:  Jason  Galanis
                                  Title: Chief Executive Officer
                                  (Duly  Authorized  Officer)