Form 10QSB
period 2002-06-30
EGX FUNDS TRANSFER INC
filed 2002-08-21
CIK 1081227

                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         FOR PERIOD ENDED JUNE 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                         Commission file number 0-25521

                            EGX FUNDS TRANSFER, INC.
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 2002, the issuer had 12,842,087 shares of common stock, $0.001 per value, issued and outstanding.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE  FORMAT  YES     NO   X
                                                      ---      ---

                    EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                  June 30, 2002

                                      INDEX



                                                                    Page No
                                                                    -------

PART  I  Financial Information

Item 1.

Consolidated Financial Statements

Consolidated Balance Sheets...........................................3

Consolidated Statements of Operations.................................4

Consolidated Statements of Cash Flows.................................5

Notes to Consolidated Financial Statements............................6

Item 2.

Management's Discussion and Analysis of Financial Condition
and Results of Operations or Plan of Operation.......................12

EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
(F/K/A Emergent Financial Group, Inc. and Subsidiaries)
(A Development Stage Company)

Consolidated Balance Sheet

---------------------------------------------------------------------------------------------------------------------
                                                                                           June 30         March 31
                                                                                            2002             2002
---------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
ASSETS

Current assets:
   Cash                                                                                 $      3,175    $      4,245
   Subscription receivable                                                                   100,000              --
---------------------------------------------------------------------------------------------------------------------
                                                                                             103,175           4,245

Property and equipment, net                                                                   81,400          96,208

Other Assets:
   Software rights and systems, net                                                          900,000       1,000,000
   Deposits and other assets                                                                   6,980          13,814
---------------------------------------------------------------------------------------------------------------------
                                                                                             906,980       1,013,814

TOTAL ASSETS                                                                            $  1,091,555    $  1,114,267
=====================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Loans, notes and convertible notes payable, related parties                          $  1,664,129    $  1,324,355
   Notes payable                                                                             701,570         701,570
   Accounts payable                                                                        1,290,041       1,457,318
   Accrued expenses and other liabilities                                                    743,826         554,483
---------------------------------------------------------------------------------------------------------------------
                                                                                           4,399,566       4,037,726

   Redeemable Series A Preferred Stock, convertible and voting, 8,500,000 authorized,
    8,500,000 issued and outstanding (Redemption value, $7,911,119)                        7,911,119       7,746,305
   Redeemable Series E Preferred Stock, convertible and voting, 250,000 authorized,
    250,000 issued and outstanding (Redemption value, $25,000,000)                                --      25,000,000

Stockholders' Deficiency:
   Preferred stock, 25,000,000 shares authorized, $0.001 par value
    Series C, $0.001 par value, none issued and outstanding                                       --              --
    Series D, non-voting, convertible, $0.001 par value, 1,225 issued and outstanding              1               1
      (liquidation value, $1,328,263)
    Common stock, $0.001 par value, 300,000,000 shares authorized,
      12,697.087 (1,614,193 - March 31) issued and outstanding                                12,697           1,614
    Common stock subscribed, but unissued (112,500 shares)                                   100,000              --
    Additional paid-in capital                                                            39,765,095      14,188,319
    Accumulated deficit $28,254,735 since July 18, 2001 (Inception of
      Development Stage))                                                                (51,096,924)    (49,859,698)
---------------------------------------------------------------------------------------------------------------------
                                                                                         (11,219,131)    (35,669,764)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          $  1,091,555    $  1,114,267
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                                                          3

EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
(F/K/A Emergent Financial Group, Inc. and Subsidiaries)
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

                                                        -------------       -------------       -------------
                                                        Three months        Three months      From July 18, 2001
                                                               ended               ended        (Inception of
                                                             Jun 30,             Jun 30,       Development Stage)
                                                                2002                2001       to June 30, 2002
                                                        -------------       -------------       -------------
REVENUES:                                               $      8,234        $         --        $     32,337

COST OF SALES:                                                 3,361                  --               3,361
                                                        -------------       -------------       -------------
NET PROFIT                                                     4,873                  --              28,976
                                                        -------------       -------------       -------------

OPERATING EXPENSES:
       Bad Debt                                                9,915                  --             446,017
       Compensation                                          639,348                  --             957,522
       Consulting                                             21,985                  --             560,057
       Depreciation                                           14,809                  --             111,739
       General and administration                             74,098                  --             521,539
       Impairment loss                                            --                  --          23,238,660
       Legal                                                 191,808                  --             191,808
       Software amortization                                 100,000                  --           2,372,626
                                                        -------------       -------------       -------------
TOTAL OPERATING EXPENSES                                   1,051,963                  --          28,399,968
                                                        -------------       -------------       -------------

LOSS FROM OPERATIONS                                      (1,047,090)                 --         (28,370,992)
                                                        -------------       -------------       -------------

OTHER INCOME (EXPENSE)
       Foreign exchange transaction gain                           1                  --               2,345
       Interest income                                            --                  --               2,301
       Interest expense                                      (55,838)                 --            (430,428)
       Other Income                                           27,012                  --              27,012
                                                        -------------       -------------       -------------
TOTAL OTHER INCOME (EXPENSE), NET                            (28,824)                 --            (398,769)
                                                        -------------       -------------       -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
     EQUITY IN LOSSES IN INVESTEE                       $ (1,075,914)       $         --        $(28,769,761)
                                                        -------------       -------------       -------------

EQUITY IN LOSSES OF INVESTEE                                      --                  --                  --

                                                        -------------       -------------       -------------
LOSS FROM CONTINUING OPERATIONS                           (1,075,914)                 --         (28,769,761)
                                                        -------------       -------------       -------------

DISCONTINUED OPERATIONS
       Loss from discontinued operations                          --            (572,295)                 --
       Expense recovery                                        3,502                                   3,502
       Gain (loss) on disposal                                    --                                 511,524
                                                        -------------       -------------       -------------
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS               3,502            (572,295)            515,026
                                                        -------------       -------------       -------------

NET LOSS                                                  (1,072,412)           (572,295)        (28,254,735)
                                                        =============       =============       =============

CONSTRUCTIVE DIVIDEND ON PREFERRED SERIES A                 (164,814)                 --          (1,318,625)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS               $ (1,237,226)       $   (572,295)       $(29,573,360)
                                                        =============       =============       =============

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO
     COMMON STOCKHOLDERS
       Loss from continuing operations                  $      (0.40)       $         --        $     (17.19)
       Income (Loss) from discontinued operations               0.00              (31.98)               0.29
                                                        -------------       -------------       -------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS               $      (0.40)       $     (31.98)       $     (16.90)
                                                        =============       =============       =============

WEIGHTED AVERAGE SHARES, BASIC AND DILUTED*                3,108,695              17,896           1,749,850
                                                        =============       =============       =============

See accompanying notes to consolidated financial statements.

                                                      4

EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
(F/K/A Emergent Financial Group, Inc. and Subsidiaries)
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      From July 18,
                                                                                Three months       Three months      2001 (Inception
                                                                                       ended              ended       of Development
                                                                                    Jun. 30,           Jun. 30,          Stage) to
                                                                                        2002               2001        June 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             $ (1,072,412)      $   (572,295)      $(28,254,735)
   ITEMS NOT INVOLVING CASH:
       Depreciation                                                                    14,809                 --            111,739
       Software amortization                                                          100,000                 --          2,372,626
       Bad debt                                                                         9,915                 --            110,415
       Gain on debt conversion                                                             --                 --         (2,984,507)
       Impairment loss                                                                     --                 --         23,238,660
       Stock issued for services                                                      587,860                 --            737,860
       Warrants issued as inducement to convert                                            --                 --          2,300,386
       Write-off ThemeWare note receivable                                                 --            362,301                 --
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN:
       Prepaid assets                                                                      --                 --             66,161
       Deposits                                                                         6,834                 --             26,813
       Interest receivable                                                                 --             (2,301)                --
     INCREASE (DECREASE) IN:
       Accounts payable, accrued and other liabilities                                 22,066            198,897            927,361
------------------------------------------------------------------------------------------------------------------------------------
   NET CASH USED IN OPERATING ACTIVITIES                                             (330,929)           (13,398)        (1,347,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to Themeware                                                                 --                 --            (31,255)
     Purchase of property and equipment                                                    --                 --           (115,016)
     Purchase of Keycom, Inc.                                                              --           (150,000)          (850,000)
     Notes receivable                                                                      --           (360,000)                --
     Cash acquired from Keycom, Inc.                                                       --                 --             50,588
     Loan repayments from related parties                                                  --                 --             81,053
------------------------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                                               --           (510,000)          (864,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock issuance                                                                                    800,000
     Loan proceeds from related parties                                               342,695                             1,535,863
     Loan repayments                                                                  (12,836)                             (120,836)
     Advances from related parties, net                                                                    9,811                 --
     Common shares subscribed but unissued                                                               150,000                 --
     Senior Convertible Note                                                                             350,000                 --
     Notes payable                                                                                        13,587                 --
------------------------------------------------------------------------------------------------------------------------------------
   NET CASH USED IN FINANCING ACTIVITIES                                              329,859            523,398          2,215,027
------------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (1,070)                --              3,175

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        4,245                 --                 --
====================================================================================================================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      3,175       $         --       $      3,175
------------------------------------------------------------------------------------------------------------------------------------


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for services                                            $    587,860       $    150,000       $    737,860
     Subscription receivable                                                     $    100,000       $         --       $    100,000
     Conversion of stockholder loan to preferred stock                           $         --       $         --       $         --
     Conversion of preferred stock to common stock                               $ 25,080,548       $      1,000       $ 25,081,548
     Conversion of debt to common stock                                          $         --       $  4,512,527       $  4,512,527
     Conversion of officer note to common stock                                  $         --       $    101,000       $    101,000


See accompanying notes to consolidated financial statements.

                                                                 5

                   EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                        Three months ended June 30, 2002


Note 1   Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements of EGX Funds Transfer, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is Management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of EGX Funds Transfer, Inc. for the year ended March 31, 2002 included in the Annual Report on Form 10-KSB.

In June 2002, the Company formed a new subsidiary, e-Merchant Processing, Inc. to focus on processing capabilities of the Company to process a wide array of electronic financial transactions for the Company or for third party clients.

Note 2   Going Concern
----------------------

As reflected in the accompanying consolidated financial statements, the Company has a deficit accumulated since July 18, 2001 (inception of development stage) to June 30, 2002 of $28,254,735, a net loss for the three months ended June 30, 2002 of $1,072,412, cash used in operations of $330,929 for the three months ended June 30, 2002, and a working capital deficit of $4,296,391 at June 30, 2002. The Company is also in default on certain loans and notes. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate further revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company completed a private placement of new common shares in early July 2002. Management is in continuing discussions with investment banking firms and lending institutions to obtain traditional equity and debt financing. Based upon the funds already received in July plus anticipated funding, management believes there are sufficient monies available to implement the Company's business model and to generate the level of revenues necessary to provide the opportunity for the Company to continue as a going concern.

Note 3   Loans, Notes, and Convertible Notes Payable-Related Parties
--------------------------------------------------------------------

During the three months ended June 30, 2002 the Company received a total of $342,695 in additional funding from its Secured Revolving Convertible Line of Credit and a company affiliated with former controlling stockholders of KeyCom, Inc. The balance outstanding at June 30, 2002 on the line of credit was $882,011.

During the three months ended June 30, 2002, the Company repaid $12,836 of loans.

                   EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                        Three months ended June 30, 2002


Note 4   Commitments and Contingencies
--------------------------------------

         (A) Legal Matters

         In February 2002, the Company received a demand letter from an attorney on behalf of his client demanding $335,537 plus interest. Management believes the demand relates to certain royalty obligations that may have been transferred from certain royalty holders of Key Com, Inc. to settle their individual legal matters. The Company believes that any royalties that may be due would be less than $5,000. Management has not received follow up communications from the plaintiff or their counsel since February 2002. No amounts have been accrued on this matter as of June 30, 2002.

         On March 27, 2002, the Company's subsidiary, Key Com received a judgment against it from a lawsuit with damages totaling $88,000. The amount has been accrued as of June 30, 2002.

         On May 24, 2002, a plaintiff filed a complaint in United States District Court against the Company alleging wrongful failure to register and transfer shares of stock and conversion and requests declaratory judgment. The complaint demands $500,000 in damages. Management claims it has valid defenses to this claim but is in discussions with the plaintiff to potentially settle it. No amounts have been accrued on this matter as of June 30, 2002.

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

Note 5   Settlement, Conversion of Series E Preferred Stock to Common Stock,
----------------------------------------------------------------------------
         XTRAN Collateral and Consulting Agreement
         -----------------------------------------

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

         As part of the above transaction, the Company entered into a security agreement to secure the stipulated obligations and the various parties in this series of transactions. The collateral is defined, as all rights to the software know as XTRAN in whatever conditions previously

                   EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                        Three months ended June 30, 2002


         developed or any versions developed here from forward. The collateral may be foreclosed on in an event of default. Events of default include;
         a) default in payments or performance of the Company's obligations b) levy or proceedings against the collateral, except in cases where parties may assert a claim based on agreements entered into prior to the Company's purchase of Key Com, Inc. c) commencement of bankruptcy, insolvency, arrangement, reorganization or other debtor relief proceedings by or against dissolution, termination of existence or insolvency of the Company, d) material misrepresentation by the Company or e) failure to produce two thousand (2,000) transactions per month by the end of six months from the May 31, 2002 agreement date.

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

Note 6  Stockholders' Deficiency
--------------------------------

         (A) Forward and Reverse Stock Splits

         On June 14, 2002, the Company affected a 1 for 70 reverse stock split. All share and per share data, and data on common stock equivalents, as applicable, reflect all forward and reverse stock splits retroactively in the accompanying consolidated financial statements for all periods presented.

         Concurrent with the 1 for 70 reverse stock split on June 14, 2002, the Company issued 11,000,000 restricted common shares upon conversion of all of the 250,000 Series E preferred shares.

         (B) Preferred Stock Series A

         The maximum redemption value of $7,911,119 (seen note 11 of the audited consolidated financial statements for the year ended March 31, 2002 for a full description) as of June 30, 2002 has been reclassified to temporary equity, between liabilities and equity, due to the redemption feature and the increase of $164,814 for the three months ended June 30, 2002 was charged to the accumulated deficit as a constructive dividend to the Series A preferred stockholders.

                   EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                        Three months ended June 30, 2002


         At June 30, 2002, the Series A Convertible preferred shares are not entitled to receive dividends. The liquidation preference is subordinate to the Series E preferred stock discussed below.

         (C) Preferred Stock Series C

         On October 8, 2000, the Board authorized the creation of Series C preferred shares. As of June 30, 2002, no class C preferred shares have been issued.


         (D) Preferred Stock Series D

         During April 2002 and June 2002, the Series D preferred stock holders converted 50 shares and 25 shares into 5,161 and 10,630 common shares, respectively.

         At June 30, 2002, the Series D Convertible preferred shares are not entitled to receive dividends. The Series D ranks senior to Series A, B, and C, and subordinate to Series E for liquidation preference.

         (E) Preferred Stock Series E

         The Series E preferred shares were converted on June 19, 2002 to 11,000,000 common shares of the Company. Accordingly, the $25,000,000 temporary equity reflected as redeemable Series E Preferred Stock at March 31, 2002 (see note 11(e) of the audited consolidated financial statements for the year ended March 31, 2002) was reclassified back to permanent equity as common stock at par value and additional paid-in capital.

         At June 30, 2002, there are no Series E preferred shares outstanding.

         (F) Common Stock and Warrant Issuances

         In May 2002, the Company granted 45,572 common shares for services valued at the trading price on the grant date of $9.10 per share or an aggregate $414,700. The $414,700 was recognized as an expense on the grant date. In May 2002, the Company issued 19,029 common shares as an advance payment for future legal services valued at the trading price on the grant date of $9.10 per shares or an aggregate $173,160. The value of such shares was recorded as legal expense as of June 30, 2002 as the services were performed.

         In June 2002, the Company issued 112,500 common shares, warrants to purchase 90,000 common shares at $3.00 per share, and warrants to purchase 90,000 common shares at $4.00 per share, exercisable for 5 years. The aggregate purchase price was $100,000 or $0.89 per common share including the warrants. The Company may, at its option and at any time, redeem up to 50% of unexercised warrants, for $0.01 per share, if the closing trading price of the common stock is at least 175% of the warrant exercise price for 20 consecutive days. As the cash was received in July, the $100,000 has been recorded as a subscription receivable asset at June 30, 2002.

                   EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                        Three months ended June 30, 2002


         (G) Common Stock, Class 144A

         In October 2001, the Company authorized and issued 150,000,000 Class 144A common shares into a reserve account in the Company's name as collateral on a proposed financing transaction with a third party. As the financing did not occur, the shares were cancelled in April 2002. As the shares were held for the benefit of the Company, they are considered not outstanding as of June 30, 2002 and are not included in the computation of loss per share for any period in the accompanying consolidated financial statements.

         (H) Warrants and Non-Employee Options

         In June 2002, the Company issued 90,000 warrants at a $3.00 exercise price and 90,000 warrants at a $4.00 exercise price as part of a private placement for cash. (See Note 6(F))

         A summary of the warrants issued for cash, under consulting agreements or as an inducement to convert debt and preferred stock as of June 30, 2002 and changes during the period is presented below: (see note 11(H) of the audited consolidated financial statements for the year ended March 31, 2002 for a full description of the warrants outstanding)

                                                         June 30, 2002
                                                 ----------------------------
                                                                  Weighted
                                                  Number of       Average
                                                   Warrants    Exercise Price
                                                 -----------   --------------

         Stock Options
         Balance at beginning of period           1,102,419    $        5.52
         Granted                                    180,000    $        3.50
         Exercised                                       --    $          --
         Forfeited                                      (16)   $      88,200
                                                 -----------   --------------
         Balance at end of period                 1,282,403    $        4.14
                                                 ===========   ==============

         Options exercisable at end of period     1,282,403    $        4.14
                                                 ===========   ==============
         Weighted average fair value of
           warrants granted for services or as
           inducement during the period                        $        0.00
                                                               ==============

Note 7  Related Party Balances and Transactions
-----------------------------------------------

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

There were various loans and notes payable to related parties at June 30, 2002.

                   EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                        Three months ended June 30, 2002


Note 8  Segment Information
---------------------------

The Company applies Statement of Financial Accounting No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company currently operates in one segment. All revenues for the three months ended June 30, 2002 and June 30, 2001 were derived from transactions initiated in the United States of America.

Note 9  Concentrations
----------------------

The Company purchases its point-of-sale terminals from one vendor. The XTRAN software is designed for use with these terminals through a software component that integrates the XTRAN software specifically with these terminals.

The Company's XTRAN software is developed by one-third party vendor who currently owns the source code and licenses the XTRAN software to the Company.

As of the date of the accompanying audit report, the Company has one source of available financing, that being the $2,000,000 revolving line of credit with a related party. (See Note 3)

Note 10  Subsequent Events
--------------------------

         (A) Common Stock Issuances

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

When used in this Form 10-QSB, the words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "projected," or similar expressions are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to, lack of operating history, need for additional financing and history of losses. Such factors, which are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, could affect the financial performance and results of operations of EGX Funds Transfer, Inc. ("EGX" or the "Company") and could cause the Company's actual results for future periods to differ materially from any opinion or statements expressed herein with respect to future periods. As a result, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made and are based upon assumptions, projections, forecasts and other information deemed reasonable by management.

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

We have continued to develop the business as reflected in various developments, which generally fall into the following categories: Liquidity Plan; Management Depth; Operational Capacity; Institutional Partnerships; Governance.

Liquidity Plan

-During the period, we were successful in inducing our secured redeemable Series E Preferred shareholders to convert to common stock, thereby eliminating $25,000,000 in liabilities, $4,000,000 of which were current liabilities;

-During the period, one of our principal shareholders continued to advance us money under our secured $2,000,000 line of credit;

In July we successfully competed the placement of our restricted securities to accredited investors resulting in net proceeds of $300,000 to the Company;

-In August we entered into an agreement with Sprint Communications (see Institutional Partners) pursuant to which Sprint is providing us inventory financing for sale of products on our terminals and Sprint is contributing certain sales resources to assist in our national rollout;

-In July, we reached a preliminary agreement with a strategic investor for an equity investment of $3,000,000 into the company on what we believe to be favorable terms;

-We have continued to establish partnership contracts to distribute our services in order to minimize capital expenditures required for a terminal network;

-In August, we reached agreement with a federally regulated financial institution to distribute our money transfer technology in certain markets, which has the effect of eliminating certain bonding requirements for the Company otherwise required by various state regulatory agencies;

Management Depth

-We have continued to attract experienced management with industry experience in money transfer and anticipate several new hires in the near term. Our physical proximity in Colorado to the headquarters of MoneyGram and Western Union has permitted access to certain experienced professionals.

Operational Capacity

-During the first quarter, EGX actively began to set-up, wire, and install its customer service area in its Boulder, Colorado facility which serve to manage all the various critical compliance and operating functions.

Institutional Partnership

-On August 2, 2002, EGX formally executed an agreement with Sprint Communications, a premiere global communications company serving more than 23 million business and residential customers in more than 70 countries, to market their telecommunication services to the public through EGX's retail locations.

Governance

-Management continues to be proactive in its initiative to integrate and enhance the compliance and training software and in-house modules for inclusion in its new customer service area and data base management system. This effort will assist EGX in becoming the foremost Money Service Business (MSB) provider in meeting and exceeding the government's reporting and compliance requirements while achieving this goal in a cost effective manner. As a result of September 11, 2001, government regulations have been mandated that all MSBs by July 23, 2002 have a Anti-Money Laundering program in place; EGX successfully defined and installed its program well in advance of the government's deadline.

Roll-out

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

We believe all of the above relationships, contracts and transactions may have a beneficial impact on the result of EGX, however, there can be no assurances that any of the above will ultimately be successful.

EFFECT OF ACCOUNTING METHODS
----------------------------

The various interests that EGX acquired in its subsidiaries are accounted for under the equity, consolidation or cost method. The applicable accounting method is generally determined based on the Company's voting interest in the subsidiaries. In the future, the presentation of the Company's financial statements may differ from period to period, primarily due to whether or not it applies the consolidation method or the equity method. This could result if its voting interest in a company either rises above or drops below 50%. See Note 1(b) of the notes to the Company's audited Consolidated Financial Statements filed in the Form 10KSB for the year-end March 31, 2002, for a detailed discussion of these accounting methods.

The Company evaluates, on an ongoing basis, the carrying value of its ownership interests in and advances to the companies in which it has invested (Subsidiaries) for possible impairment, based on achievement of business plan objectives, the financial condition and prospects of the Subsidiaries and other relevant factors. Such factors may be financial or non-financial in nature.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------

The three month period ended June 30, 2002 continues to reflect start-up results only as EGX Funds Transfer, Inc. was incorporated in Delaware in May 1994 and its predecessor business began substantive operations in November 1999, with EGX initiating its current business plan in July 18, 2001, including a restructuring and recapitalization of the Company. Emergent operates primarily through its wholly owned subsidiary KeyCom, which it acquired on September 26, 2001.

Historically, the Company's reported results of operations include all amounts for the parent company, EGX, and its wholly owned subsidiaries, Shanecy Holdings, Inc. (SHI) and Keycom Holding Corporation (KHC). SHI is a holding entity and as such, its operating expenses were not a material part of the operating expenses of the consolidated entity for the three months ended June 30, 2002 or since the Company began operations.

The Company reported a net loss for the three months ended, June 30, 2002, of $1,072,412 or $0.40 per share.

Revenue. The Company reported total net operating revenue of $4,873 for the three months ended June 30, 2002, which represents primarily user transaction fees.

Expenses. The Company had expenses of $1,051,963 for the three months ended June 30, 2002 of which, compensation expense represented $639,348. Expenses also included legal expenses of $191,808, depreciation and software amortization of $114,809.

FINANCIAL CONDITION
-------------------

At June 30, 2002, the Company's assets were comprised primarily of software rights and systems. Substantially all of the Company's other assets had been written off. Please see Note 4 of the Company's audited Consolidated Financial Statements for the year ended March 31, 2002 for a full description of the write-offs or impairment.

The Company had a working capital deficiency of $4,296,391 and an accumulated deficit of $51,096,924 at June 30, 2002. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position, it will not be able to continue as a going concern. If the Company cannot reach agreement with its creditors in the immediate near term, the Company may be forced into liquidation or suffer other collection remedies, all of which would have severe negative consequences for the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

A major objective of EGX is to raise sufficient capital to maintain its viability as a ongoing concern. The primary sources of cash to date have been loans and common equity financing from related and unrelated parties. The company received advances totaling $882,011 pursuant to a revolving credit agreement with Internet Transaction Services. The proceeds were primarily invested in establishing the company's headquarters in Boulder and to support the expenses associated with maintaining the operations.

The primary use of cash has been for general and administrative expenses. At June 30, 2002, EGX had $3,175 cash on hand. The Company expects negative cash flows from operations to continue for the foreseeable future and if it is unable to promptly raise additional funding it will not be able to continue as a going concern.

During the three months ended June 30, 2002, the Company's operations were financed primarily through short-term accounts payable $22,066, and ITS revolving line of credit $342,695.

At June 30, 2002, the Company had a working capital deficit of approximately $4,296,391 and $3,175 cash on hand. If the Company is unable to promptly raise additional funding it will not be able to continue as a going concern. Management is exploring various alternatives to restructure its capital structure to facilitate raising the additional funding it critically requires, and, in fact, has begun to implement certain steps such as converting preferred equity and debt and negotiating structured payment of accounts payables and other obligations. In addition, the Company has entered negotiations for raising additional capital to fund acquisitions and working capital through issuance of convertible debt or preferred equity. However, there can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company.

RECENT DEVELOPMENTS
-------------------

On June 19, 2002, The Series E preferred shares were converted to 11,000,000 common shares of the Company. Accordingly, the $25,000,000 temporary equity reflected as redeemable Series E Preferred Stock at March 31, 2002 (see note 11(e) of the audited consolidated financial statements for the year ended March 31, 2002) was reclassified back to permanent equity as common stock at par value and additional paid-in capital.

FINANCIAL TRANSACTIONS:

In May 2002, the Company granted 45,572 common shares for services valued at approximately $414,700 based on the trading price on the grant date.

In May 2002, the Company issued 19,029 common shares as an advance payment for future legal services. The value of such shares, based on the trading price on the grant date is approximately $173,160.

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

There are currently outstanding 8,500,000 shares of the Company's Redeemable Series A Preferred Stock, which are convertible upon seventy-five days prior notice into the greater of 17,125,000 shares of common stock (as adjusted for stock splits) or 39.98 percent (39.98%) of the outstanding shares of common stock of the Company on the date of conversion. The Series A Preferred Stock has a liquidation preference of $0.7756 per share and the holders have the right to cause the Company to redeem such shares for $0.7756 per share at any time after December 31, 2005 after a default, as defined therein. The liquidation and redemption value increases by $54,938 per month under the 10% formula. There is no Series B, C and E Preferred Stock outstanding. Finally, there are 1,225 shares of the Company's Series D Preferred Stock. The Series D Preferred Stock is convertible at any time, in an amount equal to the stated value of the Series D Preferred Stock together with an additional amount (the "Additional Amount") calculated on a daily basis at a rate of 4.5% per annum, into common stock of the Company based on a value of 80% of the then current market value of the Company's common stock, to a maximum of $2.10 per share of common stock. At any time after the first anniversary of their issuance, the Company may redeem each share of Class D Preferred Stock at a price equal to the greater of $1,400 plus the Additional Amount and the market price of the common stock into which such Class D Preferred Stock could then be converted.

EQUITY SECURITIES SOLD BY THE REGISTRANT DURING THE THREE MONTHS ENDED JUNE 30, 2002 THAT WERE NOT REGISTERED UNDER THE SECURITIES ACT.

All of the following share amounts reflect the one-for-70 reverse stock splits on June 14, 2002.

In May 2002, the Company granted 45,572 common shares for services valued at approximately $414,700 based on the trading price on the grant date.

In May 2002, the Company issued 19,029 common shares as an advance payment for future legal services. The value of such shares, based on the trading price on the grant date is approximately $173,160.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders, by majority written consent, approved one-for-70 reverse stock splits on June 14, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EGX FUNDS TRANSFER, INC.



Date: August 19, 2002           By:  /s/  Jason  Galanis
                                  --------------------------------
                                  Name:  Jason  Galanis
                                  Title: Chief Executive Officer
                                  (Duly  Authorized  Officer)