Form 10QSB
period 2002-09-30
EGX FUNDS TRANSFER INC
filed 2002-12-16
CIK 1081227

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR PERIOD ENDED SEPTEMBER 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 14, 2002, the issuer had 13,119,587 shares of common stock, $0.001 per value, issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES    NO  X
                                                 ---    ---

                 EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                               September 30, 2002

                                      INDEX

                                                                         Page No

PART I Financial Information

Item 1.

Consolidated Financial Statements

Consolidated Balance Sheets................................................. 3

Consolidated Statements of Operations........................................4

Consolidated Statements of Cash Flows........................................5

Notes to Consolidated Financial Statements...................................6

Item 2.

Management's Discussion and Analysis of Financial Condition
and Results of Operations or Plan of Operation..............................12


EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
(F/K/A Emergent Financial Group, Inc. and Subsidiaries)
(A Development Stage Company)

Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------------------
                                                                                         September 30     March 31
                                                                                             2002            2002
----------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)

ASSETS

Current assets:
   Cash                                                                                  $      3,427    $      4,245
   Deferred Cost and prepaids                                                                   2,000              --
----------------------------------------------------------------------------------------------------------------------
                                                                                                5,427           4,245

Property and equipment, net                                                                    79,579          96,208

Other Assets:
   Software rights and systems, net                                                           800,000       1,000,000
   Deposits and other assets                                                                    6,980          13,814
----------------------------------------------------------------------------------------------------------------------
                                                                                              806,980       1,013,814

TOTAL ASSETS                                                                             $    891,986    $  1,114,267
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Loans, notes and convertible notes payable, related parties                           $  1,669,542    $  1,324,355
   Notes payable                                                                              701,570         701,570
   Accounts payable                                                                           847,002       1,457,318
   Accrued expenses and other liabilities                                                     874,436         554,483
----------------------------------------------------------------------------------------------------------------------
                                                                                            4,092,549       4,037,726

   Redeemable Series A Preferred Stock, convertible and voting, 8,500,000 authorized,
     8,500,000 issued and outstanding (Redemption value, $8,075,933)                        8,075,933       7,746,305
   Redeemable Series E Preferred Stock, convertible and voting, 250,000 authorized,
     250,000 issued and outstanding (Redemption value, $25,000,000)                                --      25,000,000

Stockholders' Deficiency:
   Preferred stock, 25,000,000 shares authorized, $0.001 par value
     Series C, $0.001 par value, none issued and outstanding                                       --              --
     Series D, non-voting, convertible, $0.001 par value, 1,225 issued and outstanding              1               1
       (liquidation value, $1,342,157)
     Common stock, $0.001 par value, 300,000,000 shares authorized,
       13,119,587 (1,614,193 - March 31) issued and outstanding                                13,120           1,614
     Additional paid-in capital                                                            40,064,673      14,188,319
     Accumulated deficit $28,232,478 since July 18, 2001 (Inception of
       Development Stage))                                                                (51,354,291)    (49,859,698)
----------------------------------------------------------------------------------------------------------------------
                                                                                          (11,276,496)    (35,669,764)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                           $    891,986    $  1,114,267
======================================================================================================================

                             See accompanying notes to consolidated financial statements.

                                                          3


EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
(F/K/A Emergent Financial Group, Inc. and Subsidiaries)
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)


                                                     Six months      Six months     Three months    Three months  From July 18, 2001
                                                       ended            ended          ended           ended       (Inception of
                                                       Sep 30,         Sep 30,         Sep 30,         Sep 30,   Development Stage)
                                                        2002            2001            2002            2001       to Sep 30, 2002
                                                    -------------   -------------   -------------   -------------   -------------
REVENUES:                                           $     11,463    $      7,476    $      3,229    $      7,476    $     35,566

COST OF SALES:                                             9,580              --           6,219           9,580

                                                    -------------   -------------   -------------   -------------   -------------
NET PROFIT                                                 1,883           7,476          (2,990)          7,476          25,986
                                                    -------------   -------------   -------------   -------------   -------------

OPERATING EXPENSES:
      Accounting & Audit                                  21,375          30,000          21,375          30,000          21,375
      Bad Debt                                             9,623          12,100            (292)         12,100         445,725
      Compensation                                       828,988          49,395         189,640          49,395       1,147,162
      Consulting                                         179,150          30,000         157,165          30,000         717,222
      Depreciation                                        29,617              --          14,809              --         126,547
      General and administration                         194,912          89,424         120,813          89,424         642,353
      Impairment loss                                         --              --              --              --      23,238,660
      Legal                                              194,560          44,831           2,752          44,831         194,560
      Software amortization                              200,000              --         100,000              --       2,472,626
                                                    -------------   -------------   -------------   -------------   -------------
TOTAL OPERATING EXPENSES                               1,658,225         255,750         606,262         255,750      29,006,230
                                                    -------------   -------------   -------------   -------------   -------------

LOSS FROM OPERATIONS                                  (1,656,341)       (248,274)       (609,251)       (248,274)    (28,980,243)
                                                    -------------   -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
      Foreign exchange transaction gain                        1              --              --              --           2,345
      Interest income                                     20,000              --          20,000              --          22,301
      Interest expense                                  (115,362)       (104,595)        (59,524)       (104,595)       (489,952)
      State taxes                                           (328)             --            (328)             --            (328)
      Other Income                                        29,584              --           2,572              --          29,584
                                                    -------------   -------------   -------------   -------------   -------------
TOTAL OTHER INCOME (EXPENSE), NET                        (66,105)       (104,595)        (37,281)       (104,595)       (436,050)
                                                    -------------   -------------   -------------   -------------   -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
    EQUITY IN LOSSES IN INVESTEE                    $ (1,722,446)   $   (352,869)   $   (646,532)   $   (352,869)   $(29,416,293)
                                                    -------------   -------------   -------------   -------------   -------------

EQUITY IN LOSSES OF INVESTEE                                  --              --              --              --              --

                                                    -------------   -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS                       (1,722,446)       (352,869)       (646,532)       (352,869)    (29,416,293)
                                                    -------------   -------------   -------------   -------------   -------------

DISCONTINUED OPERATIONS
      Loss from discontinued operations                       --        (572,295)             --              --              --
      Gain of settlement                                 557,482         553,980              --         557,482
      Gain (loss) on disposal                                 --              --              --         511,524
                                                    -------------   -------------   -------------   -------------   -------------
TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS         557,482        (572,295)        553,980              --       1,069,006
                                                    -------------   -------------   -------------   -------------   -------------

NET LOSS                                              (1,164,964)       (925,164)        (92,552)       (352,869)    (28,347,287)

CONSTRUCTIVE DIVIDEND ON PREFERRED SERIES A             (329,628)             --        (164,814)             --      (1,483,439)
                                                    -------------   -------------   -------------   -------------   -------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS           $ (1,494,592)   $   (925,164)   $   (257,366)   $   (352,869)   $(29,830,726)
                                                    =============   =============   =============   =============   =============

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO
    COMMON STOCKHOLDERS
      Loss from continuing operations               $      (0.25)   $      (1.17)   $      (0.06)   $      (0.61)   $      (7.49)
      Income (Loss) from discontinued operations            0.07           (1.90)           0.04              --            0.26
                                                    -------------   -------------   -------------   -------------   -------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS           $      (0.18)   $      (3.07)   $      (0.02)   $      (0.61)   $      (7.23)
                                                    =============   =============   =============   =============   =============

WEIGHTED AVERAGE SHARES, BASIC AND DILUTED*            8,143,337         301,251      13,119,587         581,525       4,127,926
                                                    =============   =============   =============   =============   =============

                                   See accompanying notes to consolidated financial statements.

                                                                4


EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
(F/K/A Emergent Financial Group, Inc. and Subsidiaries)
(A Development Stage Company)

Consolidated Statements of Cash Flows
(Unaudited)


                                                                                       From July 18,
                                                         Six months      Six months   2001 (Inception
                                                           ended           ended       of Development
                                                          Sep. 30,        Sep. 30,        Stage) to
                                                            2002            2001         Sep 30, 2002
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $ (1,164,964)   $   (925,164)    (28,347,287)
   ITEMS NOT INVOLVING CASH:
      Depreciation                                            29,617              --         126,547
      Software amortization                                  200,000              --       2,472,626
      Bad debt                                                 9,623              --         110,123
      Gain on debt conversion                                     --              --      (2,984,507)
      Impairment loss                                             --              --      23,238,660
      Stock issued for services                              587,860              --         737,860
      Warrants issued as inducement to convert                    --              --       2,300,386
      Expense recovery                                      (557,482)       (557,482)
      Write-off ThemeWare note receivable                         --         393,556              --
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN:
      Prepaid assets                                          (2,000)            800          64,161
      Deposits                                                 6,834              --          26,813
      Interest receivable                                         --          (2,301)             --
    INCREASE (DECREASE) IN:
      Accounts payable, accrued and other liabilities        267,118         407,834       1,172,413
-----------------------------------------------------------------------------------------------------
   NET CASH USED IN OPERATING ACTIVITIES                    (623,394)       (125,275)     (1,639,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to Themeware                                         --              --         (31,255)
    Purchase of property and equipment                       (12,989)             --        (128,005)
    Purchase of Keycom, Inc.                                      --      (1,000,000)       (850,000)
    Notes receivable                                              --        (391,254)             --
    Cash acquired from Keycom, Inc.                               --              --          50,588
    Loan repayments from related parties                          --              --          81,053
-----------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                 (12,989)     (1,391,254)       (877,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance                      300,000         950,000       1,100,000
    Loan proceeds from related parties, net                  523,400       1,716,568
    Loan repayments                                         (187,836)       (295,836)
    Advances from related parties, net                       (10,146)             --
    Notes payable                                            526,087              --
-----------------------------------------------------------------------------------------------------
   NET CASH USED IN FINANCING ACTIVITIES                     635,564       1,465,941       2,520,732
-----------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (818)        (50,588)          3,427

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               4,245          50,588              --
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $      3,427    $         --    $      3,427
=====================================================================================================

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for services                    $    587,860    $    150,000    $    737,860
    Conversion of preferred stock to common stock       $ 25,080,548    $      1,000    $ 25,081,548
    Conversion of debt to common stock                  $         --    $  4,512,527    $  4,512,527
    Conversion of officer note to common stock          $         --    $    101,000    $    101,000

                     See accompanying notes to consolidated financial statements.

                                                  5

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                       Six months ended September 30, 2002

Note 1    Basis of Presentation
-------------------------------

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

Note 2    Going Concern
-----------------------

As reflected in the accompanying consolidated financial statements, the Company has a deficit accumulated since July 18, 2001 (inception of development stage) to September 30, 2002 of $28,517,748, a net loss for the six months ended September 30, 2002 of $1,164,964 (3 months - ($92,552)), cash used in operations of $623,394 for the six months ended September 30, 2002, and a working capital deficit of $4,087,122 at September 30, 2002. The Company is also in default on certain loans and notes. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate further revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Note 3    Loans, Notes, and Convertible Notes Payable-Related Parties
---------------------------------------------------------------------

During the six months ended September 30, 2002 the Company received a total of $523,400 in additional funding from its Secured Revolving Convertible Line of Credit and a company affiliated with former controlling stockholders of KeyCom, Inc. The balance outstanding at September 30, 2002 on the line of credit was $887,424.

During the six months ended September 30, 2002, the Company repaid $187,836 of loans.

Notes receivable to General Media in the principal amount of $100,000 was repaid $120,000, $20,000 representing interest income.. The amount was received in full in August, 2002.

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                       Six months ended September 30, 2002

Note 4   Commitments and Contingencies
--------------------------------------

         (A) Legal Matters

         In February 2002, the Company received a demand letter from an attorney on behalf of his client demanding $335,537 plus interest. Management believes the demand relates to certain royalty obligations that may have been transferred from certain royalty holders of Key Com, Inc. to settle their individual legal matters. The Company believes that any royalties that may be due would be less than $5,000. Management has not received follow up communications from the plaintiff or their counsel since February 2002. No amounts have been accrued on this matter as of September 30, 2002.

         On March 27, 2002, the Company's subsidiary, Key Com received a judgment against it from a lawsuit with damages totaling $88,000. The amount has been accrued as of September 30, 2002.

         On May 24, 2002, a plaintiff filed a complaint in United States District Court against the Company alleging wrongful failure to register and transfer shares of stock and conversion and requests declaratory judgment. The complaint demands $500,000 in damages. Management claims it has valid defenses to this claim but is in discussions with the plaintiff to potentially settle it. No amounts have been accrued on this matter as of September 30, 2002.

         (B) Commitments

         On July 31 2002, the Company reached an agreement with a federally regulated financial institution to distribute our money transfer technology in certain markets, which has the effect of eliminating certain bonding requirements for the Company otherwise required by various state regulatory agencies;

         For each money transfer transaction processed by the subsidiary as a service to the financial institution's customers, the financial institution shall receive compensation in an amount equal to $0.10 per completed transaction. Compensation will be calculated on monthly basis and to be paid within fifteen (15) days of each month's end to the financial institution. The Company shall guarantee a minimum gross compensation of $62,314 on a quarterly basis. The difference between the guaranteed minimum gross compensation and the actual compensation shall be paid within thirty days (30) of the end of the quarter.

Note 5    Settlements, Conversion of Series E Preferred Stock to Common Stock,
------------------------------------------------------------------------------
          XTRAN Collateral and Consulting Agreement
          -----------------------------------------

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

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                       Six months ended September 30, 2002

         As part of the above transaction, the Company entered into a security agreement to secure the stipulated obligations and the various parties in this series of transactions. The collateral is defined, as all rights to the software know as XTRAN in whatever conditions previously developed or any versions developed here from forward. The collateral may be foreclosed on in an event of default. Events of default include;
         a) default in payments or performance of the Company's obligations b) levy or proceedings against the collateral, except in cases where parties may assert a claim based on agreements entered into prior to the Company's purchase of Key Com, Inc. c) commencement of bankruptcy, insolvency, arrangement, reorganization or other debtor relief proceedings by or against dissolution, termination of existence or insolvency of the Company, d) material misrepresentation by the Company or e) failure to produce two thousand (2,000) transactions per month by the end of six months from the May 31, 2002 agreement date.

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

         In July, we successfully negotiated an Accord, Satisfaction and Mutual Release from one of our creditors amounting to $554,894 relating to discontinued operations prior to the current Business Plan of EGX Funds, Inc.

Note 6    Stockholders' Deficiency
----------------------------------

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

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                       Six months ended September 30, 2002

         (B) Preferred Stock Series A

         The maximum liquidation value of $8,075,933 (seen note 11 of the audited consolidated financial statements for the year ended March 31, 2002 for a full description) as of September 30, 2002 has been reclassified to temporary equity, between liabilities and equity, due to the redemption feature and the increase of $164,814 for the three months ended September 30, 2002 was charged to the accumulated deficit as a constructive dividend to the Series A preferred stockholders.

         At September 30, 2002, the Series A Convertible preferred shares are not entitled to receive dividends. The liquidation preference is subordinate to the Series E preferred stock discussed below.

         (C) Preferred Stock Series C

         On October 8, 2000, the Board authorized the creation of Series C preferred shares. As of September 30, 2002, no class C preferred shares have been issued.

         (D) Preferred Stock Series D

         During April 2002 and June 2002, the Series D preferred stock holders converted 50 shares and 25 shares into 5,161 and 10,630 common shares, respectively.

         At September 30, 2002, the Series D Convertible preferred shares are not entitled to receive dividends. The Series D ranks senior to Series A, B, and C, and subordinate to Series E for liquidation preference.

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

         At September 30, 2002, there are no Series E preferred shares outstanding.

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

         In June 2002, the Company issued 112,500 common shares, warrants to purchase 90,000 common shares at $3.00 per share, and warrants to purchase 90,000 common shares at $4.00 per share, exercisable for 5 years. The aggregate purchase price was $100,000 or $0.89 per common share including the warrants. The Company may, at its option and at any time, redeem up to 50% of unexercised warrants, for $0.01 per share, if the closing trading price of the common stock is at least 175% of the warrant exercise price for 20 consecutive days. The funds were received in July 2002.

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                       Six months ended September 30, 2002

         In July 2002, the Company issued 310,000 units each unit consisting of 1 share of common stock, a warrant to purchase 1 share of common stock at $3.00 per share and a warrant to purchase 1 share of common stock at $4.00 per share. The aggregate purchase price was $200,000 or approximately $0.65 per unit. The funds were received in July 2002.

         (G) Common Stock, Class 144A

         In October 2001, the Company authorized and issued 150,000,000 Class 144A common shares into a reserve account in the Company's name as collateral on a proposed financing transaction with a third party. As the financing did not occur, the shares were cancelled in April 2002. As the shares were held for the benefit of the Company, they are considered not outstanding as of September 30, 2002 and are not included in the computation of loss per share for any period in the accompanying consolidated financial statements.

         (H) Warrants and Non-Employee Options

         In June 2002, the Company issued 90,000 warrants at a $3.00 exercise price and 90,000 warrants at a $4.00 exercise price as part of a private placement for cash. (See Note 6(F))

         A summary of the warrants issued for cash, under consulting agreements or as an inducement to convert debt and preferred stock as of September 30, 2002 and changes during the period is presented below: (see note 11(H) of the audited consolidated financial statements for the year ended March 31, 2002 for a full description of the warrants outstanding)

                                                        September 30, 2002
                                                   -----------------------------
                                                                    Weighted
                                                    Number of        Average
                                                     Warrants     Exercise Price
                                                   --------------  -------------

         Stock Options
         Balance at beginning of period                1,102,419   $       5.52
         Granted                                         800,000   $       3.50
         Exercised                                            --   $         --
         Forfeited                                           (16)  $      88,200
                                                   --------------  -------------
         Balance at end of period                      1,902,403   $       3.93
                                                   ==============  =============

         Options exercisable at end of period          1,902,403   $       3.93
                                                   ==============  =============
         Weighted average fair value of                            $       0.00
           warrants granted for services or as
           inducement during the period
                                                                   =============

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                       Six months ended September 30, 2002

Note 7    Related Party Balances and Transactions
-------------------------------------------------

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

There were various loans and notes payable to related parties at September 30, 2002.

For the quarter ending September 30, 2002, of all consulting expense paid during the period, $67,366 were paid to ITS related parties.

Note 8   Segment Information
----------------------------

The Company applies Statement of Financial Accounting No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company currently operates in one segment. All revenues for the six months ended September 30, 2002 and September 30, 2001 were derived from transactions initiated in the United States of America.

Note 9   Concentrations
-----------------------

The Company purchases its point-of-sale terminals from one vendor. The XTRAN software is designed for use with these terminals through a software component that integrates the XTRAN software specifically with these terminals.

The Company's XTRAN software is developed by one-third party vendor who currently owns the source code and licenses the XTRAN software to the Company.

As of September 30, 2002, the Company has one source of available financing, that being the $2,000,000 revolving line of credit with a related party. (See
Note 3)

Note 10  Subsequent Events
--------------------------

         (A) None reported.

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

In July, we successfully negotiated an Accord, Satisfaction and Mutual Release from one of our creditors amounting to $554,894 relating to discontinued operations prior to the current Business Plan of EGX Funds, Inc. Management Depth

-We have continued to attract experienced management with industry experience in money transfer and anticipate several new hires in the near term. Our physical proximity in Colorado to the headquarters of MoneyGram and Western Union has permitted access to certain experienced professionals.

Operational Capacity

-During the second quarter, EGX continues to actively set-up, wire, and install its customer service area in its Boulder, Colorado facility which serve to manage all the various critical compliance and operating functions in anticipation of executing and rolling out its transactional and terminal business plan during the first quarter of 2003.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
-----------------------------------------------------------------

The six month period ended September 30, 2002 continues to reflect start-up results only as EGX Funds Transfer, Inc. was incorporated in Delaware in May 1994 and its predecessor business began substantive operations in November 1999, with EGX initiating its current business plan in July 18, 2001, including a restructuring and recapitalization of the Company. EGX operates primarily through its wholly owned subsidiary KeyCom, which it acquired on September 26, 2001.

Historically, the Company's reported results of operations include all amounts for the parent company, EGX, and its wholly owned subsidiaries, Shanecy Holdings, Inc. (SHI) and Keycom Holding Corporation (KHC). SHI is a holding entity and as such, its operating expenses were not a material part of the operating expenses of the consolidated entity for the six months ended September 30, 2002 or since the Company began operations.

The Company reported a net loss for the six months ended, September 30, 2002, of $1,164,964 or $0.18 per share (3 months - ($92,552) or ($0.02) per share).

Revenue. The Company reported total net operating revenue of $1,883 (3 months - ($2,990)) for the six months ended September 30, 2002, which represents primarily user transaction fees.

Expenses. The Company had expenses of $1,658,225 (3 months - $606,262) for the six months ended September 30, 2002 of which, compensation expense represented $828,988 (3 months - $189,640). Expenses also included legal expenses of $194,560 (3 months - 2,752), depreciation and software amortization of $229,617 (3 months - $114,809).

FINANCIAL CONDITION
-------------------

At September 30, 2002, the Company's assets were comprised primarily of software rights and systems. Substantially all of the Company's other assets had been written off. Please see Note 4 of the Company's audited Consolidated Financial Statements for the year ended March 31, 2002 for a full description of the write-offs or impairment.

The Company had a working capital deficiency of $4,087,122 and an accumulated deficit of $51,354,291 at September 30, 2002. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position, it will not be able to continue as a going concern. If the Company cannot reach agreement with its creditors in the immediate near term, the Company may be forced into liquidation or suffer other collection remedies, all of which would have severe negative consequences for the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

A major objective of EGX is to raise sufficient capital to maintain its viability as a ongoing concern. The primary sources of cash to date have been loans and common equity financing from related and unrelated parties. The company received advances totaling $887,424 pursuant to a revolving credit agreement with Internet Transaction Services. The proceeds were primarily invested in establishing the company's headquarters in Boulder and to support the expenses associated with maintaining the operations.

The primary use of cash has been for general and administrative expenses. At September 30, 2002, EGX had $3,427 cash on hand. The Company expects negative cash flows from operations to continue for the foreseeable future and if it is unable to promptly raise additional funding it will not be able to continue as a going concern.

During the six months ended September 30, 2002, the Company's operations were financed primarily through short-term accounts payable $267,118, ITS revolving line of credit $523,400, and proceeds from the issuance of common shares $300,000.

At September 30, 2002, the Company had a working capital deficit of approximately $4,087,122 and $3,427 cash on hand. If the Company is unable to promptly raise additional funding it will not be able to continue as a going concern. Management is exploring various alternatives to restructure its capital structure to facilitate raising the additional funding it critically requires, and, in fact, has begun to implement certain steps such as converting preferred equity and debt and negotiating structured payment of accounts payables and other obligations. In addition, the Company has entered negotiations for raising additional capital to fund acquisitions and working capital through issuance of convertible debt or preferred equity. However, there can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company.

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

EQUITY SECURITIES SOLD BY THE REGISTRANT DURING THE SIX MONTHS ENDED SEPTEMBER 30, 2002 THAT WERE NOT REGISTERED UNDER THE SECURITIES ACT.

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

                                  EGX FUNDS TRANSFER, INC.

Date: December 13 2002            By: /s/ Jason Galanis
                                  --------------------------------
                                  Name:  Jason Galanis
                                  Title: Chief Executive Officer
                                  (Duly Authorized Officer)

                            SECTION 302 CERTIFICATION

        Pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted), I, Jason Galanis, certify that:

1. I have reviewed this quarterly report on Form 10-Q of EGX FUNDS TRANSFEWR, INC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002                       By: /s/ Jason Galanis
                                                  -----------------------------
                                                  Chief Executive Officer