Form 10QSB
period 2002-12-31
EGX FUNDS TRANSFER INC
filed 2003-03-14
CIK 1081227

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       FOR PERIOD ENDED DECEMBER 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                         Commission file number 0-25521

                            EGX FUNDS TRANSFER, INC.
                 ----------------------------------------------

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

Yes X No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 11, 2003, the issuer had 13,119,587 shares of common stock, $0.001 per value, issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT YES NO X

                 EMERGENT FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                   FORM 10-QSB

                                December 31, 2002


                                      INDEX

                                                                         Page No

PART I Financial Information

Item 1.

Consolidated Financial Statements

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . . .   4

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . .   5

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . .   6

Item 2.

Management's Discussion and Analysis of Financial Condition
and Results of Operations or Plan of Operation. . . . . . . . . . . . . . .  12


EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
(F/K/A Emergent Financial Group, Inc. and Subsidiaries)
(A Development Stage Company)

Consolidated Balance Sheet



====================================================================================================================
                                                                                         December 31     March 31
                                                                                            2002           2002
--------------------------------------------------------------------------------------------------------------------
(Unaudited)
ASSETS

Current assets:
  Cash                                                                                  $      2,068   $      4,245
  Deferred Cost and prepaids                                                                   2,000              -
--------------------------------------------------------------------------------------------------------------------
                                                                                               4,068          4,245

Property and equipment, net                                                                   64,416         96,208

Other Assets:
  Software rights and systems, net                                                           700,000      1,000,000
  Deposits and other assets                                                                    6,980         13,814
--------------------------------------------------------------------------------------------------------------------
                                                                                             706,980      1,013,814

TOTAL ASSETS                                                                            $    775,463   $  1,114,267
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Loans, notes and convertible notes payable, related parties                           $  1,805,437   $  1,324,355
  Notes payable                                                                              701,570        701,570
  Accounts payable                                                                           849,060      1,457,318
  Accrued expenses and other liabilities                                                   1,222,669        554,483
--------------------------------------------------------------------------------------------------------------------
                                                                                           4,578,736      4,037,726

  Redeemable Series A Preferred Stock, convertible and voting, 8,500,000 authorized,
    8,500,000 issued and outstanding (Redemption value, $8,240,747)                        8,240,747      7,746,305
  Redeemable Series E Preferred Stock, convertible and voting, 250,000 authorized,
    250,000 issued and outstanding (Redemption value, $25,000,000)                                 -     25,000,000

Stockholders' Deficiency:
  Preferred stock, 25,000,000 shares authorized, $0.001 par value
    Series C, $0.001 par value, none issued and outstanding                                        -              -
    Series D, non-voting, convertible, $0.001 par value, 1,225 issued and outstanding              1              1
      (liquidation value, $1,356,052)
    Common stock, $0.001 par value, 300,000,000 shares authorized,
      13,119,587 (1,614,193 - March 31) issued and outstanding                                13,120          1,614
    Common stock subscribed, but unissued                                                          -              -
    Additional paid-in capital                                                            40,064,673     14,188,319
    Accumulated deficit $30,598,250 since July 18, 2001 (Inception of
      Development Stage))                                                                (52,121,814)   (49,859,698)
--------------------------------------------------------------------------------------------------------------------
                                                                                         (12,044,020)   (35,669,764)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                          $    775,463   $  1,114,267
====================================================================================================================


                                                        See accompanying notes to consolidated financial statements.

EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
(F/K/A Emergent Financial Group, Inc. and Subsidiaries)
(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)


                                          Nine months    Nine months    Three months    Three months    From July 18, 2001
                                             ended          ended          ended           ended          (Inception of
                                            Dec 31,        Dec 31,        Dec 31,         Dec 31,       Development Stage)
                                             2002           2001            2002            2001         to Dec 31, 2002
                                         =============  =============  ==============  ==============  ====================
REVENUES:                                $     13,683   $     24,675   $       2,220   $      17,198   $            37,786

COST OF SALES:                                 11,103              -           1,523          11,103

NET PROFIT                                      2,580         24,675             697          17,198                26,683
                                         -------------  -------------  --------------  --------------  --------------------

OPERATING EXPENSES:
    Accounting & Audit                         56,405         56,197          35,030          26,197                56,405
    Bad Debt                                    9,623         12,100               -               -               445,725
    Compensation                              981,014        144,697         152,026          95,302             1,299,188
    Consulting                                267,733        226,231          88,583         196,231               805,805
    Depreciation                               44,781              -          15,164               -               141,711
    General and administration                346,310        249,743         151,398         191,573               793,751
    Impairment loss                                 -     19,845,630               -      19,814,375            23,238,660
    Legal                                     194,680         48,354             120           3,522               194,680
    Software amortization                     300,000      2,172,626         100,000       2,172,626             2,572,626
TOTAL OPERATING EXPENSES                    2,200,545     22,755,578         542,321      22,499,826            29,548,550
                                         -------------  -------------  --------------  --------------  --------------------

LOSS FROM OPERATIONS                       (2,197,965)   (22,730,903)       (541,624)    (22,482,628)          (29,521,867)
                                         -------------  -------------  --------------  --------------  --------------------

OTHER INCOME (EXPENSE)
    Foreign exchange transaction gain               1              -               -               -                 2,345
    Interest income                            20,000              -               -               -                22,301
    Interest expense                         (176,448)      (128,735)        (61,086)        (24,140)             (551,038)
    State taxes                                  (328)             -               -               -                  (328)
    Other Income                               29,584              -               -               -                29,584
TOTAL OTHER INCOME (EXPENSE), NET            (127,191)      (128,735)        (61,086)        (24,140)             (497,136)
                                         -------------  -------------  --------------  --------------  --------------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  EQUITY IN LOSSES IN INVESTEE           $ (2,325,156)  $(22,859,638)  $    (602,710)  $ (22,506,768)  $       (30,019,003)
                                         -------------  -------------  --------------  --------------  --------------------

EQUITY IN LOSSES OF INVESTEE                        -              -               -               -                     -

LOSS FROM CONTINUING OPERATIONS            (2,325,156)   (22,859,638)       (602,710)    (22,506,768)          (30,019,003)
                                         -------------  -------------  --------------  --------------  --------------------

DISCONTINUED OPERATIONS
    Loss from discontinued operations               -       (572,295)              -               -                     -
    Expense recovery                          557,482              -               -         557,482
    Gain (loss) on disposal                         -              -               -         511,524
TOTAL INCOME (LOSS)
  FROM DISCONTINUED OPERATIONS                557,482       (572,295)              -               -             1,069,006
                                         -------------  -------------  --------------  --------------  --------------------

NET LOSS                                   (1,767,674)   (23,431,933)       (602,710)    (22,506,768)          (28,949,997)
                                         =============  =============  ==============  ==============  ====================

CONSTRUCTIVE DIVIDEND
  ON PREFERRED SERIES A                      (494,442)      (988,997)       (164,814)       (988,997)           (1,648,253)


NET LOSS AVAILABLE
  TO COMMON STOCKHOLDERS                 $ (2,262,116)  $(24,420,930)  $    (767,524)  $ (23,495,765)  $       (30,598,250)
                                         =============  =============  ==============  ==============  ====================

BASIC AND DILUTED NET LOSS
  PER SHARE AVAILABLE TO
  COMMON STOCKHOLDERS
    Loss from continuing operations      $      (0.29)  $     (35.71)  $       (0.06)  $      (16.82)  $             (5.57)
    Income (Loss) from
      discontinued operations                    0.06          (0.86)              -               -                  0.19
                                         -------------  -------------  --------------  --------------  --------------------
NET LOSS AVAILABLE
  TO COMMON STOCKHOLDERS                 $      (0.23)  $     (36.57)  $       (0.06)  $      (16.82)  $             (5.38)
                                         =============  =============  ==============  ==============  ====================

WEIGHTED AVERAGE SHARES,
  BASIC AND DILUTED*                        9,808,119        667,853      13,119,587       1,397,072             5,682,875
                                         =============  =============  ==============  ==============  ====================


                                        See accompanying notes to consolidated financial statements.


EGX FUNDS TRANSFER, INC. AND SUBSIDIARIES
(F/K/A Emergent Financial Group, Inc. and Subsidiaries)
(A Development Stage Company)

Consolidated Statement of Cash Flows
(Unaudited)



----------------------------------------------------------------------------------------------------------
                                                                                             From July 18,
                                                         Nine months        Nine months     2001 (Inception
                                                            ended              ended        of Development
                                                           Dec. 31,           Dec. 31,         Stage) to
                                                             2002              2001          Dec 31, 2002
==========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $   (1,767,674)  $       (925,164)    (28,949,997)
  ITEMS NOT INVOLVING CASH:
      Depreciation                                              44,781                  -         141,711
      Software amortization                                    300,000                  -       2,572,626
      Bad debt                                                   9,623                  -         110,123
      Gain on debt conversion                                        -                  -      (2,984,507)
      Impairment loss                                                -                  -      23,238,660
      Stock issued for services                                587,860                  -         737,860
      Warrants issued as inducement to convert                       -                  -       2,300,386
      Expense recovery                                        (557,482)                          (557,482)
      Write-off ThemeWare note receivable                            -            393,556               -
  CHANGES IN OPERATING ASSETS AND LIABILITIES:
    (INCREASE) DECREASE IN:
      Prepaid assets                                            (2,000)               800          64,161
      Deposits                                                   6,834                  -          26,813
      Interest receivable                                            -             (2,301)              -
    INCREASE (DECREASE) IN:
      Accounts payable, accrued and other liabilities          617,410            407,834       1,522,705
----------------------------------------------------------------------------------------------------------
  NET CASH USED IN OPERATING ACTIVITIES                       (760,648)          (125,275)     (1,776,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Advances to Themeware                                            -                  -         (31,255)
    Purchase of property and equipment                         (12,989)                 -        (128,005)
    Purchase of Keycom, Inc.                                         -         (1,000,000)       (850,000)
    Notes receivable                                                 -           (391,254)              -
    Cash acquired from Keycom, Inc.                                  -                  -          50,588
    Loan repayments from related parties                             -                  -          81,053
----------------------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                    (12,989)        (1,391,254)       (877,619)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from common stock issuance                        300,000            950,000       1,100,000
    Loan proceeds from related parties, net                    659,295                          1,852,463
    Loan proceeds                                                                                       -
    Loan repayments                                           (187,836)                          (295,836)
    Advances from related parties, net                                            (10,146)              -
    Common shares subscribed but unissued                                               -               -
    Senior Convertible Note                                                             -               -
    Notes payable                                                                 526,087               -
----------------------------------------------------------------------------------------------------------
  NET CASH USED IN FINANCING ACTIVITIES                        771,459          1,465,941       2,656,627
----------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (2,177)           (50,588)          2,068

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 4,245             50,588               -
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $        2,068   $              -   $       2,068
==========================================================================================================


Supplemental Schedule of Non-Cash
   INVESTING AND FINANCING ACTIVITIES:

    Common stock issued for services                    $      587,860   $        150,000   $     737,860
    Conversion of preferred stock to common stock       $   25,080,548   $          1,000   $  25,081,548
    Conversion of debt to common stock                  $            -   $      4,512,527   $   4,512,527
    Conversion of officer note to common stock          $            -   $        101,000   $     101,000


                                    See accompanying notes to consolidated financial statements.

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                      Nine months ended December 31, 2002


Note 1  Basis of Presentation
-----------------------------

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

Note 2  Going Concern
---------------------

As reflected in the accompanying consolidated financial statements, the Company has a deficit accumulated since July 18, 2001 (inception of development stage) to December 31, 2002 of $30,598,250, a net loss for the nine months ended December 31, 2002 of $1,767,674 (3 months - ($602,710)), cash used in operations of $760,648 for the nine months ended December 31, 2002, and a working capital deficit of $4,574,668 at December 31, 2002. The Company is also in default on certain loans and notes. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and generate further revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company completed a private placement of new common shares in early July 2002. On January 8, 2003, E Merchant Processing, a subsidiary of the Company, completed the placement of a senior debt facility pursuant to a $4.0 million Secured Promissory Note with IIG Trade Opportunities Fund, an affiliate of IIG Equity Opportunities Fund, the holder of the Series D Preferred Stock of the Company. Management is in continuing discussions with investment banking firms and lending institutions to obtain traditional equity and debt financing. Based upon the funds already received in July plus anticipated funding, management believes there are sufficient monies available to implement the Company's business model and to generate the level of revenues necessary to provide the opportunity for the Company to continue as a going concern.

Note 3  Loans, Notes, and Convertible Notes Payable-Related Parties
-------------------------------------------------------------------

During the nine months ended December 31, 2002 the Company received a total of $659,295 in additional funding from its Secured Revolving Convertible Line of Credit and a company affiliated with former controlling stockholders of KeyCom, Inc. The balance outstanding at December 31, 2002 on the line of credit was $1,023,320.

During the nine months ended December 31, 2002, the Company repaid $187,836 of loans.

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                      Nine months ended December 31, 2002


Note 4  Commitments and Contingencies
-------------------------------------


     (A)  Legal  Matters

     In February 2002, the Company received a demand letter from an attorney on behalf of his client demanding $335,537 plus interest. Management believes the demand relates to certain royalty obligations that may have been transferred from certain royalty holders of Key Com, Inc. to settle their individual legal matters. The Company believes that any royalties that may be due would be less than $5,000. Management has not received follow up communications from the plaintiff or their counsel since February 2002. No amounts have been accrued on this matter as of December 31, 2002.

     On March 27, 2002, the Company's subsidiary, Key Com received a judgment against it from a lawsuit with damages totaling $88,000. The amount has been accrued as of December 31, 2002.

     On May 24, 2002, a plaintiff filed a complaint in United States District Court against the Company alleging wrongful failure to register and transfer shares of stock and conversion and requests declaratory judgment. The complaint demands $500,000 in damages. Management claims it has valid defenses to this claim but is in discussions with the plaintiff to potentially settle it. No amounts have been accrued on this matter as of December 31, 2002.

     (B)  Commitments

     On July 31 2002, the Company reached an agreement with a federally regulated financial institution to distribute our money transfer technology in certain markets, which has the effect of eliminating certain bonding requirements for the Company otherwise required by various state regulatory agencies;

     For each money transfer transaction processed by the subsidiary as a service to the financial institution's customers, the financial institution shall receive compensation in an amount equal to $0.067 per completed transaction. Compensation will be calculated on monthly basis and to be paid within fifteen (15) days of each month's end to the financial institution. The Company shall guarantee a minimum gross compensation of $41,875 on a quarterly basis. The difference between the guaranteed minimum gross compensation and the actual compensation shall be paid within thirty days (30) of the end of the quarter.

Note 5  Settlement, Conversion of Series E Preferred Stock to Common Stock,
---------------------------------------------------------------------------
     XTRAN Collateral and Consulting Agreement
     -----------------------------------------

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

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                      Nine months ended December 31, 2002


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

     In  July,  we  successfully  negotiated  an Accord, Satisfaction and Mutual
     Release from one of our creditors amounting to $554,894 relating to discontinued operations prior to the current Business Plan of EGX Funds, Inc. The Company recognized expense recovery other income of $554,894.


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

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                      Nine months ended December 31, 2002


     (B)  Preferred  Stock  Series  A

     The maximum liquidation value of $8,240,747 (seen note 11 of the audited consolidated financial statements for the year ended March 31, 2002 for a full description) as of December 31, 2002 has been reclassified to temporary equity, between liabilities and equity, due to the redemption feature and the increase of $164,814 for the three months ended December 31, 2002 was charged to the accumulated deficit as a constructive dividend to the Series A preferred stockholders.

     At December 31, 2002, the Series A Convertible preferred shares are not entitled to receive dividends. The liquidation preference is subordinate to the Series E preferred stock discussed below.

     (C)  Preferred  Stock  Series  C

     On October 8, 2000, the Board authorized the creation of Series C preferred shares. As of December 31, 2002, no class C preferred shares have been issued.


     (D)  Preferred  Stock  Series  D

     During April 2002 and June 2002, the Series D preferred stock holders converted 50 shares and 25 shares into 5,161 and 10,630 common shares, respectively.

     At December 31, 2002, the Series D Convertible preferred shares are not entitled to receive dividends. The Series D ranks senior to Series A, B, and C, and subordinate to Series E for liquidation preference.

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

     At  December  31, 2002, there are no Series E preferred shares outstanding.

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

     In June 2002, the Company issued 112,500 common shares, warrants to purchase 90,000 common shares at $3.00 per share, and warrants to purchase 90,000 common shares at $4.00 per share, exercisable for 5 years. The aggregate purchase price was $100,000 or $0.89 per common share including the warrants. The Company may, at its option and at any time, redeem up to 50% of unexercised warrants, for $0.01 per share, if the closing trading price of the common stock is at least 175% of the warrant exercise price for 20 consecutive days. The funds were received in July.

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                      Nine months ended December 31, 2002


     In July 2002, the Company issued 310,000 units each unit consisting of 1 share of common stock, a warrant to purchase 1 share of common stock at $3.00 per share and a warrant to purchase 1 share of common stock at $4.00 per share. The aggregate purchase price was $200,000 or approximately $0.65 per unit. The funds were received in July.

     (G)  Common  Stock,  Class  144A

     In October 2001, the Company authorized and issued 150,000,000 Class 144A common shares into a reserve account in the Company's name as collateral on a proposed financing transaction with a third party. As the financing did not occur, the shares were cancelled in April 2002. As the shares were held for the benefit of the Company, they are considered not outstanding as of December 31, 2002 and are not included in the computation of loss per share for any period in the accompanying consolidated financial statements.

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

                                         December 31, 2002
                                     ---------------------------
                                                    Weighted
                                     Number of       Average
                                      Warrants   Exercise Price
                                     ----------  ---------------
Stock Options
-------------
Balance at beginning of period       1,102,419   $          5.52
Granted                                800,000   $          3.50
Exercised                                    -   $             -
Forfeited                                  (40)  $        65,520
                                     ----------  ---------------
Balance at end of period             1,902,379   $          3.29
                                     ==========  ===============

Options exercisable at end of
  period                             1,902,379   $          3.29
                                     ==========  ===============
Weighted average fair value of
  warrants granted for services or
  as inducement during the period                $          0.00
                                                 ===============

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                      Nine months ended December 31, 2002


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

There were various loans and notes payable to related parties at December 31, 2002.

Note 8  Segment Information
---------------------------

The Company applies Statement of Financial Accounting No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company currently operates in one segment. All revenues for the nine months ended December 31, 2002 and December 31, 2001 were derived from transactions initiated in the United States of America.

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

Note 10  Subsequent Events
--------------------------

(A) On January 9, 2003, Divisas Mexicanas SA de CV enter into an agreement with the Company to purchase services from the Company. The services purchased is a right to act as a sub-licensee of a E Merchant Processing, Inc, a wholly owned subsidiary of the Company, in the performance of certain money transfer activities pursuant to a license with a financial institution. Divisas acquired a right to perform services for 15 months in consideration for a payment of $10.0 million. Contractually, the Company was deemed to have provided the services upon execution of the agreement and is not responsible for any future performance to Divisas. The Company is evaluating the revenue recognition criteria in regard to this transaction although a preliminary assessment indicates the revenue may be recognizable over the contract period. Divisas agreed to partially guarantee its payment performance under this agreement by delivering to EGX a surety bond from a third party rated insurance company. A bond in the amount of $4.9 million was delivered to E Merchant. The Agreement permits Divisas to solicit retailers as potential agents; to gather diligence information on such prospective agents; to refer agents to the Company for consideration and approval; to manage a network of agents accepting money transfer transactions; and other such functions deemed necessary to carryout money transmitter services in the US.

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                      Nine months ended December 31, 2002


(B). On January 9, 2003, E Merchant Processing, a subsidiary of the Company, completed the placement of a senior debt facility pursuant to a $4.0 million Secured Promissory Note with IIG Trade Opportunities Fund, an affiliate of IIG Equity Opportunities Fund, the holder of the Series D Preferred Stock of the Company. The credit facility has a 15 month term and was established to fund the expansion of the money transfer operations in Mexico in connection with the execution of agreements with Divisas. The facility is principally secured by the $4.9 million surety bond (see above) and an Assignment Agreement, pursuant to which E Merchant has assigned to IIG the future insurance proceeds upon presentment of a default claim against Divisas by E Merchant. The note is guaranteed by the parent EGX Funds Transfer, Inc. The interest rate is 19%, payable on the first of each month beginning February 1, 2003. The note contains a payment schedule as follows:

     6/1/03         50,000               12/1/03         250,000
     7/1/03         50,000               1/1/04        1,000,000
     8/1/03        100,000               2/1/04          550,000
     9/1/03        100,000               3/1/04          550,000
     10/1/03       100,000               4/1/04        1,000,000
     11/1/03       250,000

     All  unpaid  interest  is  due  on  the maturity date of April 1, 2004. The
     Company also agreed to further secure its subsidiary's repayment obligations to IIG with a security interest in all its assets. EMerchant was able to draw the full amount of the facility on January 10, 2003.

(C) E Merchant received the proceeds of the facility on January 10, 2003. On the same date, E Merchant distributed $500,000 to its parent, EGX, and EGX redeemed 500 shares of Series D preferred stock at face value of $500,000, pursuant to the prior agreement with IIG.

(D) On January 9, 2003, a wholly owned subsidiary of the Company entered into agreements with Divisas Mexicanas SA de CV, a foreign exchange and currency trading firm registered in the Republic of Mexico. The Agreements provide for Divisas to provide cash management services to the Company in Mexico, including cash dispersal services, foreign currency purchases and sales, and exchange management services, including reporting, reconciliation and settlement. Divisas is controlled by the Molina family, a high net worth investor in Mexico and former controlling shareholder of Pepsi Gemex, the largest franchised Pepsi bottler in the world. In addition, the Agreements provide for the use by Divisas of the EGX money transfer platform to transfer its existing and future wires to Mexico.

(E) On January 10, 2003, we repaid $440,000 to the senior secured lender to KeyCom pursuant to a resolution of the board of directors.

                    EGX Funds Transfer, Inc. and Subsidiaries
             (F/K/A Emergent Financial Group, Inc. and Subsidiaries)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                      Nine months ended December 31, 2002


(F) During February, 2003, at the request of the board, Max Lucas tendered his resignation as Director and CFO. The parties are negotiating a Termination and Satisfaction Agreement providing mutual releases, including the forgiveness of accrued salaries to Lucas expensed in prior periods.

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

The Company is an electronic transaction data processing holding company. We own technology necessary for processing money transfer transactions electronically and are party to other contracts that are critical for processing such transactions, such as regulatory requirements, distribution requirements and foreign dispersal requirements.

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

OUR TARGET MARKET

A defining aspect of the U.S. economy is the continued heavy inflow of people from around the world. As the recent national census revealed, approximately
30.0 million people immigrated to the United States in the 1990s, the largest increase for many decades. An important consequence of the continued large inflow of working age people has been a boom in private remittances back to home countries. The primary market for these services is comprised of people who periodically need to send or receive cash quickly to meet emergency situations, to send funds to family in other locations or to use non-bank financial services to pay bills or meet other obligations.

Approximately $49.0 billion was remitted abroad from the United States in 2001. Some $12.0 billion was sent to Mexico, another $12.0 billion went to other countries in Central America and the Caribbean. The balance went to other countries around the world. The large influx of immigrants in the past decade is expected to fuel a continued strong growth in remittances abroad in the decade ahead. Management conservatively estimates remittances to grow by 15% a year for the foreseeable future and to reach $80 billion by 2005. A large part of this increase will continue to center on the Hispanic community in the U.S. with remittances to Mexico and other Central American and Caribbean countries doubling to $50.0 billion by 2005.

REQUIREMENTS

In order to provide money transfer services to our target market, we are dependent on several key business relationships. They are; (i) US Money Transmitter Licensing; (ii) Convenient Payout Network in the destination countries; (iii) Convenient Pay-in locations in the US; (iv) Transaction processing technology.

Regarding licensing, we have entered into an agreement with a financial institution to offer money transfer services on behalf of the institution. The institution is a regulated entity chartered and authorized to do business in all fifty states. As such, we are presently able to offer our services across the country in all jurisdictions. Because this relationship is contractual, there are factors that are out of our control and, if we were to lose this relationship, our present and future money transfer activities would be in jeopardy until a replacement was established.

Regarding a Pay-out network, we have chosen to focus on Jamaica as our test market. We have generally had favorable results and successfully terminate transactions to Jamaica on a daily basis. Recently, we have entered into a contract with Dispermex to terminate transactions across Mexico. Dispermex has represented that it has existing relationships with over 4,500 locations in Mexico. We pay Dispermex a fee per transaction to complete our money transfers. We are dependent on this relationship in Mexico and would be severely impacted if we no longer had access to the network provided through the Dispermex contract.

Regarding Pay-in locations in the US, we have established a number of relationships with third parties that own, operate or have under contract retail locations across the US that offer a variety of consumer services presently. Many offer financial services and have expressed interest in offer our electronic money transfer solution. Recently, our joint venture partner, TG Group (see prior disclosures and press release), has executed a contract with an established operator of retail delivered financial services. The contract generally provides for our services to be distributed with those currently offered by this provider. The provider completed twenty million individual consumer transactions last year, selling money orders in retail stores. However, there can be no assurance that this relationship will be successful for the Company.

Regarding transaction processing, we acquired XTRAN, which is described elsewhere herein. The system adequately processes and tracks money transfer transactions in its test markets today. We believe that the system could be modified to handle additional transaction volume anticipated. In addition, our joint venture partner, TG Group, has developed certain transaction processing software useful in transmitting money. Through our previously disclosed joint venture agreement, we have access to this system and share revenues on a 50/50 basis. We believe that we have access to superior electronic systems that permit efficient money transmission capabilities and provide a competitive advantage over manual and paper-based systems more widely deployed today.

We believe our strategy is consistent with other successful operators in the industry, such as Western Union, that contract with third parties, called agents, to distribute its services. We believe the ability to maintain a low capital expenditure plan and low fixed overhead is critical to the success of the company and that the above strategy may the most efficient manner to control such costs. In addition, we believe that we can minimize liability to the company by avoiding incurring long-term, fixed expense contracts, such as leases, volume minimums or employment agreements. We believe that because of the Company's dependence on raising additional capital to fund its plan, that it is in the best interests of the Company to commercialize its technology and strategic agreements through these third party relationships where other companies undertake the capital burden necessary to establish a network. The Company can mitigate its risk through licensing agreements, royalty contracts or processing agreements where the company is paid a fee on a per transaction basis. We intend to further define our business focus as a holding company and to commercialize our technology through licensing agreements and joint ventures.

ROLL-OUT

Our technology is currently operational in the field in our test markets. We currently process money transmission transactions to Jamaica daily and simultaneously dispense international prepaid calling cards. Based on the developments since acquisition, we have begun offering service to Mexico in conjunction with our operating partners.

In quarter ending December 31, 2002, we obtained a licensing agreement with a federally chartered credit union to offer members and non-members our money transfer services. The credit union is charted to do business in all fifty states. As a result of this agreement, the Company does not have expenses and time consuming state level money transmission compliance requirement as a result.

In January, we executed agreements with Divimex, an established money transmitter, to process money transfer transactions. We have been delivered transaction forecasts as the provider migrates existing transactions to our platform. We believe we will complete in excess of 250,000 wires from this contract. There can be no assurances that the relationship will be beneficial to the Company or, if it is, if it will be sustainable.

In February, our joint venture partner, TG Group, executed a letter of intent with a financial services division of a national grocery distributor, which is the 254th largest privately held company in the United States, to provide co-branded money transfer services. The company operates a network of Verifone 3300 terminal used to print and distribute money orders. The Company sold 20.0 million money orders in 2002 with a face value of $2.5 billion. The Company is launching its money transfer services on their terminals. TG Group is hosting these transactions in a secure hosting environment in Texas.

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

We believe all of the above relationships, contracts and transactions may have a beneficial impact on the results of the Company, however, there can be no assurances that any of the above will ultimately be successful. If we are unable to fund our business plan, or are unable to execute our operations with the third parties discussed above, there would be serious negative consequences on the Company.

REGULATORY

COMPLIANCE, RISK MANAGEMENT AND UNDERWRITING

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

MONEY  LAUNDERING

As a money services business we are subject to state and federal laws prohibiting the knowing transmission of the proceeds of criminal activities or funds intended for use in a criminal transaction. We are subject also to regulations of the Treasury Department's Financial Crimes Enforcement Network, or FinCEN, requiring reporting and record keeping of various transactions. All EGX transactions are recorded and documented, and we believe we have appropriate processes in place for compliance with these regulations. However, FinCEN has not issued any specific guidance regarding the application of its regulations to Internet payment services. Even if we comply with these requirements, federal and state law enforcement agencies could seize customer funds in EGX accounts that are traceable to suspected criminal activities. The IML Act has also increased the civil and criminal penalties for money laundering violations to an amount not less than two times the amount of the transactions in question, up to a maximum of $1.0 million per occurrence.

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

RESULTS OF OPERATIONS FOR THENINE MONTHS ENDEDDECEMBER 31, 2002
---------------------------------------------------------------

The nine month period ended December 31, 2002 continues to reflect start-up results only as EGX Funds Transfer, Inc. was incorporated in Delaware in May 1994 and its predecessor business began substantive operations in November 1999, with EGX initiating its current business plan in July 18, 2001, including a restructuring and recapitalization of the Company. EGX operates primarily through its wholly owned subsidiary KeyCom, which it acquired on September 26, 2001.

Historically, the Company's reported results of operations include all amounts for the parent company, EGX, and its wholly owned subsidiaries, Shanecy Holdings, Inc. (SHI) and Keycom Holding Corporation (KHC). SHI is a holding entity and as such, its operating expenses were not a material part of the operating expenses of the consolidated entity for the nine months ended December 31,, 2002 or since the Company began operations.

The Company reported a net loss for the nine months ended, December 31, 2002, of $1,767,674 or $0.23 per share (3 months - ($602,710) or ($0.06) per share).

Revenue. The Company reported total net operating revenue of $2,580 (3 months - $697) for the nine months ended December 31, 2002, which represents primarily user transaction fees.

Expenses. The Company had expenses of $2,200,545 (3 months - $542,321) for the nine months ended December 31, 2002 of which, compensation expense represented $981,014 (3 months - $152,026). Expenses also included legal expenses of $194,680 (3 months - 120), depreciation and software amortization of $344,781 (3 months - $115,164).

FINANCIAL CONDITION
-------------------

At December 31, 2002, the Company's assets were comprised primarily of software rights and systems. Substantially all of the Company's other assets had been written off. Please see Note 4 of the Company's audited Consolidated Financial Statements for the year ended March 31, 2002 for a full description of the write-offs or impairment.

The Company had a working capital deficiency of $4,574,668 and an accumulated deficit of $52,121,814 at December 31, 2002. The Company expects to remain in a negative working capital position for the foreseeable future and if it is unable to promptly raise additional funding to augment its working capital position, it will not be able to continue as a going concern. If the Company cannot reach agreement with its creditors in the immediate near term, the Company may be forced into liquidation or suffer other collection remedies, all of which would have severe negative consequences for the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

A major objective of EGX is to raise sufficient capital to maintain its viability as a ongoing concern. The primary sources of cash to date have been loans and common equity financing from related and unrelated parties. The company received advances totaling $1,023,320 pursuant to a revolving credit agreement with Internet Transaction Services. The proceeds were primarily invested in establishing the company's headquarters in Boulder and to support the expenses associated with maintaining the operations.

The primary use of cash has been for general and administrative expenses. At December 31, 2002, EGX had $2,068 cash on hand. The Company expects negative cash flows from operations to continue for the foreseeable future and if it is unable to promptly raise additional funding it will not be able to continue as a going concern.

During the nine months ended December 31, 2002, the Company's operations were financed primarily through short-term accounts payable $617,410, ITS revolving line of credit $659,295, and proceeds from the issuance of common shares $300,000.

At December 31, 2002, the Company had a working capital deficit of approximately $4,574,668 and $2,068 cash on hand. If the Company is unable to promptly raise additional funding it will not be able to continue as a going concern. Management is exploring various alternatives to restructure its capital structure to facilitate raising the additional funding it critically requires, and, in fact, has begun to implement certain steps such as converting preferred equity and debt and negotiating structured payment of accounts payables and other obligations. In addition, the Company has entered negotiations for raising additional capital to fund acquisitions and working capital through issuance of convertible debt or preferred equity. However, there can be no assurance that additional funding will be available or, if available, that it will be available on terms acceptable to the Company.

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

On ____, Divisas Mexicanas SA de CV enter into an agreement with the Company to purchase services from the Company. The services purchased is a right to act as a sub-licensee of a E Merchant Processing, Inc, a wholly owned subsidiary of the Company, in the performance of certain money transfer activities pursuant to a license with a financial institution. Divisas acquired a right to perform services for ___ years in consideration for a payment of $10.0 million. The Company was deemed to have provided the services upon execution of the agreement and is not responsible for any future performance to Divisas. Divisas agreed to partially guarantee its payment performance under this agreement by delivering to EGX a surety bond from a third party rated insurance company. A bond in the amount of $4.9 million was delivered to E Merchant. The Agreement permits Divisas to solicit retailers as potential agents; to gather diligence information on such prospective agents; to refer agents to the Company for consideration and approval; to manage a network of agents accepting money transfer transactions; and other such functions deemed necessary to carryout money transmitter services in the US.

On January 8, 2003, E Merchant Processing, a subsidiary of the Company, completed the placement of a senior debt facility pursuant to a $4.0 million Secured Promissory Note with IIG Trade Opportunities Fund, an affiliate of IIG Equity Opportunities Fund, the holder of the Series D Preferred Stock of the Company. The credit facility has a 15-month term and was established to fund the expansion of the money transfer operations in Mexico in connection with the execution of agreements with Divisas. The facility is principally secured by the surety bond and an Assignment Agreement, pursuant to which E Merchant has assigned to IIG the future insurance proceeds upon presentment of a default claim against Divisas by E Merchant. The Company also agreed to further secure its subsidiary's repayment obligations to IIG with a security interest in all its assets. E Merchant was able to draw the full amount of the facility on January 10, 2003.

E Merchant received the proceeds of the facility on January 10, 2002. On the same date, E Merchant distributed $500,000 to its parent, EGX, and EGX redeemed 500 shares of Series D preferred stock at face value of $500,000, pursuant to the prior agreement with IIG. IIG is an affiliate of Horizon Securities, a New York-based NASD broker dealer and fund manager.

On January 8, 2003, a wholly owned subsidiary of the Company entered into agreements with Divisas Mexicanas SA de CV, a foreign exchange and currency trading firm registered in the Republic of Mexico. The Agreements provide for Divisas to provide cash management services to the Company in Mexico, including cash dispersal services, foreign currency purchases and sales, and exchange management services, including reporting, reconciliation and settlement. Divisas is controlled by the Molina family, a high net worth investor in Mexico and former controlling shareholder of Pepsi Gemex, the largest franchised Pepsi bottler in the world. In addition, the Agreements provide for the use by Divisas of the EGX money transfer platform to transfer its existing and future wires to Mexico.

On January ___, 2003, we repaid $440,000 to the senior secured lender to KeyCom pursuant to a resolution of the board of directors.

On ___, at the request of the board, Max Lucas tendered his resignation as Director and CFO. The parties are negotiating a Termination and Satisfaction Agreement providing mutual releases, including the forgiveness of accrued salaries to Lucas expensed in prior periods.

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

EQUITY SECURITIES SOLD BY THE REGISTRANT DURING THE NINE MONTHS ENDED DECEMBER 31, 2002 THAT WERE NOT REGISTERED UNDER THE SECURITIES ACT.

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

1. I have reviewed this quarterly report on Form 10-Q of EGX FUNDS TRANSFER, INC;

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



     Date: March 14, 2003                  By: /s/ Jason Galanis
                                               ------------------------
                                               Chief Executive Officer

                                  EXHIBIT 99.1

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of EGX FUNDS TRANSFER, INC. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jason Galanis, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



     Date:  March 14, 2003             /s/ Jason Galanis
            ----------------               --------------------------
                                           Jason Galanis
                                           Chief Executive Officer